Form 10-Q
period 1995-03-31
PS PARTNERS IV LTD
filed 1995-05-10
CIK 748901

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1995
                          --------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-14475
                       -------


                             PS PARTNERS IV, LTD.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         California                                            95-3931619
- --------------------------------                         ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


        600 North Brand Blvd.
        Glendale, California                                          91203-1241
- ----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at March 31,
       1995 and December 31, 1994                                             2

     Condensed consolidated statements of operations for the three
       months ended March 31, 1995 and 1994                                   3

     Condensed consolidated statements of cash flows for the three
       months ended March 31, 1995 and 1994                                   4

     Notes to condensed consolidated financial statements                     5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-7

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)                                   8

     Item 6 - Exhibits and Reports on Form 8-K                                8

                             PS PARTNERS IV, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,           December 31,
                                                                 1995                 1994
                                                            ---------------      ---------------
                                                              (Unaudited)
                                               ASSETS

Cash and cash equivalents                                    $   1,548,000        $   1,712,000

Rent and other receivables                                          66,000               46,000

Real estate facilities, at cost:
   Land                                                         19,957,000           19,957,000
   Buildings and equipment                                      70,437,000           70,330,000
                                                            ---------------      ---------------
                                                                90,394,000           90,287,000

   Less accumulated depreciation                               (28,252,000)         (27,463,000)
                                                            ---------------      ---------------
                                                                62,142,000           62,824,000

Other assets                                                       159,000              151,000
                                                            ---------------      ---------------

                                                             $  63,915,000        $  64,733,000
                                                            ===============      ===============

                                  LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                             $     874,000        $   1,019,000

Advance payments from renters                                      442,000              459,000

Minority interest in general partnerships                       37,642,000           37,511,000

Partners' equity:
   Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                  24,625,000           25,404,000
   General partners' equity                                        332,000              340,000
                                                            ---------------      ---------------

      Total partners' equity                                    24,957,000           25,744,000
                                                            ---------------      ---------------

                                                             $  63,915,000        $  64,733,000
                                                            ===============      ===============

                            See accompanying notes.

                             PS PARTNERS IV, LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
                                             ---------------------------------
                                                  1995               1994
                                             --------------     --------------
REVENUE:

Rental income                                 $  3,527,000       $  3,325,000
Interest income                                     25,000              6,000
                                             --------------     --------------
                                                 3,552,000          3,331,000
                                             --------------     --------------

COSTS AND EXPENSES:

Cost of operations                               1,405,000          1,335,000
Management fees                                    204,000            193,000
Depreciation and amortization                      789,000            842,000
Administrative                                      55,000             37,000
                                             --------------     --------------
                                                 2,453,000          2,407,000
                                             --------------     --------------

Income before minority interest                  1,099,000            924,000

Minority interest in income                        887,000            844,000
                                             --------------     --------------

NET INCOME                                    $    212,000       $     80,000
                                             ==============     ==============

Limited partners' share of net income
    ($.87 per unit in 1995 and $.08
    per unit in 1994)                         $    111,000       $     10,000
General partners' share of net income              101,000             70,000
                                             --------------     --------------
                                              $    212,000       $     80,000
                                             ==============     ==============

                            See accompanying notes.

                             PS PARTNERS IV, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                  -------------------------------
                                                                       1995             1994
                                                                  -------------------------------
Cash flows from operating activities:

   Net income                                                      $    212,000     $     80,000

   Adjustments to reconcile net income to net cash provided by operating activities

      Depreciation and amortization                                     789,000          842,000
      (Increase) decrease in rent and other receivables                 (20,000)          57,000
      Increase in other assets                                           (8,000)          (9,000)
      Decrease in accounts payable                                     (145,000)        (259,000)
      (Decrease) increase in advance payments from renters              (17,000)          17,000
      Minority interest in income                                       887,000          844,000
                                                                  --------------   --------------

         Total adjustments                                            1,486,000        1,492,000
                                                                  --------------   --------------

         Net cash provided by operating activities                    1,698,000        1,572,000
                                                                  --------------   --------------

Cash flows from investing activities:

      Additions to real estate facilities                              (107,000)        (117,000)
                                                                  --------------   --------------

         Net cash used in investing activities                         (107,000)        (117,000)
                                                                  --------------   --------------

Cash flows from financing activities:

      Distributions to holder of minority interest                     (756,000)        (872,000)
      Distributions to partners                                        (999,000)        (704,000)
                                                                  --------------   --------------

         Net cash used in financing activities                       (1,755,000)      (1,576,000)
                                                                  --------------   --------------

Net decrease in cash and cash equivalents                              (164,000)        (121,000)

Cash and cash equivalents at the beginning of the period              1,712,000        1,344,000
                                                                  --------------   --------------
Cash and cash equivalents at the end of the period                 $  1,548,000     $  1,223,000
                                                                  ==============   ==============

                            See accompanying notes.

                             PS PARTNERS IV, LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months then ended.


3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS IV, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- ----------------------

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
1994:

    The Partnership's net income for the three months ended March 31, 1995 was $212,000 compared to $80,000 for the three months ended March 31, 1994, representing an increase of $132,000. This increase was primarily due to increased operating results at the Partnership's mini-warehouse facilities combined with an increase in interest income and a decrease in depreciation expense, partially offset by increased general and administrative expenses and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").


    Rental income was $3,527,000 compared to $3,325,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $202,000, or 6%. Rental income at the Partnership's mini-warehouse facilities increased from $2,601,000 in 1994 to $2,704,000 in 1995, representing an increase of $103,000 or 4.0%. Rental income at the Partnership's business park facilities increased from $724,000 in 1994 to $823,000 in 1995, representing an increase of $99,000 or 13.7%. The increase in rental income at the business park facilities is principally due to the buyout of a lease ($90,000) by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 88% and 96%, respectively, for the three months ended March 31, 1995 compared to 87% and 95% respectively, for the three months ended March 31, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.56 and $.78, respectively, for the three months ended March 31, 1995 and $.55 and $.78, respectively, for the three months ended March 31, 1994.


    Cost of operations (including management fees) were $1,609,000 and $1,528,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $81,000. This increase was primarily attributable to increases in property tax expense and repairs and maintenance.

    General and administrative expenses increased from $37,000 in 1994 to $55,000 in 1995 or $18,000. This increase is principally a result of non-recurring expenses totaling $15,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

                             PS PARTNERS IV, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


    Minority interest in income increased $43,000 to $887,000 from $844,000 for the three months ended March 31, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
- -------------------------------

    The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,698,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.


    During 1995, the Partnership anticipates approximately $806,000 of capital improvements (of which $327,000 represents SEI's joint venture share). Total capital improvements were $107,000 for the three months ended March 31, 1995 of which $63,000 represents the Partnership's share.


    The Partnership paid distributions to the limited and general partners totaling $890,000 ($6.96 per unit) and $109,000, respectively, during the first three months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

  ITEMS 1 through 5 are not applicable.

  Item 6  Exhibits and Reports on Form 8-K
          --------------------------------

       (a)The following Exhibits are included herein:

          (27)  Financial Data Schedule

       (b)Form 8-K
          none

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DATED:    May 10, 1995

                                       PS PARTNERS IV, LTD.

                             BY:       Storage Equities, Inc.
                                       General Partner



                             BY:        /s/ Ronald L. Havner
                                        ----------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                           officer)