Form 10-Q
period 1995-06-30
PS PARTNERS IV LTD
filed 1995-08-08
CIK 748901

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-14475
                       -------


                              PS PARTNERS IV, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                         95-3931619
-----------------------------------------           ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


        600 North Brand Blvd.
        Glendale, California                                   91203-1241
-----------------------------------------           ----------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No  _____
                                -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at June 30, 1995
        and December 31, 1994                                               2

     Condensed consolidated statements of income for the three and six
       months ended June 30, 1995 and 1994                                  3

     Condensed consolidated statements of cash flows for the six
       months ended June 30, 1995 and 1994                                  4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                           6-7

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              8


                             PS PARTNERS IV, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,      December 31,
                                               1995            1994
                                           ------------    ------------
                                           (Unaudited)
ASSETS


Cash and cash equivalents                  $  1,448,000    $  1,712,000

Rent and other receivables                       56,000          46,000

Real estate facilities, at cost:
     Land                                    19,957,000      19,957,000
     Buildings and equipment                 70,671,000      70,330,000
                                           ------------    ------------
                                             90,628,000      90,287,000

     Less accumulated depreciation          (29,032,000)    (27,463,000)
                                           ------------    ------------
                                             61,596,000      62,824,000

Other assets                                    150,000         151,000
                                           ------------    ------------

                                           $ 63,250,000    $ 64,733,000
                                           ============    ============





Accounts payable                           $    857,000    $  1,019,000

Advance payments from renters                   432,000         459,000

Minority interest in general
 partnerships                                37,701,000      37,511,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 128,000 units authorized,
      issued and outstanding                 23,935,000      25,404,000

     General partner's equity                   325,000         340,000
                                           ------------    ------------

          Total partners' equity             24,260,000      25,744,000
                                           ------------    ------------

                                           $ 63,250,000    $ 64,733,000
                                           ============    ============

                            See accompanying notes.

                             PS PARTNERS IV, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                            ------------------------    ------------------------
                                               1995          1994          1995         1994
                                            ----------    ----------    ----------    ----------
REVENUE:

Rental income                               $3,648,000    $3,487,000    $7,175,000    $6,812,000
Interest income                                 22,000         8,000        47,000        14,000
                                            ----------    ----------    ----------    ----------
                                             3,670,000     3,495,000     7,222,000     6,826,000
                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                           1,365,000     1,299,000     2,770,000     2,634,000
Management fees                                211,000       201,000       415,000       394,000
Depreciation and amortization                  780,000       758,000     1,569,000     1,600,000
Administrative                                  50,000        41,000       105,000        78,000
                                            ----------    ----------    ----------    ----------
                                             2,406,000     2,299,000     4,859,000     4,706,000
                                            ----------    ----------    ----------    ----------

Income before minority interest              1,264,000     1,196,000     2,363,000     2,120,000

Minority interest in income                    960,000       931,000     1,847,000     1,775,000
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $  304,000    $  265,000    $  516,000    $  345,000
                                            ==========    ==========    ==========    ==========

Limited partners' share of net income
     ($2.45 per unit in 1995 and $1.58
     per unit in 1994)                                                  $  313,000    $  202,000
General partner's share of net income                                      203,000       143,000
                                                                        ----------    ----------
                                                                        $  516,000    $  345,000
                                                                        ==========    ==========

                            See accompanying notes.

                             PS PARTNERS IV, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months Ended
                                                    June 30,
                                           --------------------------
                                              1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                            $   516,000    $   345,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,569,000      1,600,000
          Increase in rent and other
           receivables                         (10,000)        (7,000)
          (Decrease) increase in other
           assets                                1,000         (6,000)
          Decrease in accounts payable        (162,000)      (273,000)
          Decrease in advance payments
           from renters                        (27,000)       (15,000)
          Minority interest in income        1,847,000      1,775,000
                                           -----------    -----------
               Total adjustments             3,218,000      3,074,000
                                           -----------    -----------
               Net cash provided by
                operating activities         3,734,000      3,419,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to real estate facilities      (341,000)      (414,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (341,000)      (414,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to holder of
      minority interest                     (1,657,000)    (1,623,000)
     Distributions to partners              (2,000,000)    (1,408,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (3,657,000)    (3,031,000)
                                           -----------    -----------

Net decrease in cash and cash
 equivalents                                  (264,000)       (26,000)

Cash and cash equivalents at the
 beginning of the period                     1,712,000      1,344,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $ 1,448,000    $ 1,318,000
                                           ===========    ===========

                            See accompanying notes.

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income was $516,000 and $345,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $171,000. Net income was $304,000 and $265,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $39,000. These increases were primarily due to increased property operating results at the mini-warehouse facilities combined with an increase in interest income and a decrease in depreciation expense, partially offset by increased general and administrative expenses and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").

   Rental income for the six months ended June 30, 1995 was $7,175,000 compared to $6,812,000 for the same period in 1994, representing an increase of $363,000, or 5%. Rental income at the mini-warehouse facilities for the six months increased from $5,286,000 in 1994 to $5,458,000 in 1995, representing an increase of $172,000 or 3.0%. Rental income at the business park facilities for the six months increased from $1,526,000 in 1994 to $1,717,000 in 1995, representing an increase of $191,000 or 12.5%. The increase in rental income at the business park facilities is principally due to the buyout of a lease ($146,000) during 1995 by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities.

   Rental income for the three months ended June 30, 1995 was $3,648,000 compared to $3,487,000 for the same period in 1994, representing an increase of $161,000, or 5%. Rental income at the mini-warehouse facilities for the three months increased from $2,684,000 in 1994 to $2,754,000 in 1995, representing an increase of $70,000 or 3%. Rental income at the business park facilities for the three months increased from $803,000 in 1994 to $894,000 in 1995, representing an increase of $91,000 or 11%.

   The weighted average occupancy levels at the mini-warehouse and business park facilities were 88% and 97%, respectively, for the six months ended June 30, 1995 compared to 89% and 95% respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.57 and $.91, respectively, for the six months ended June 30, 1995 and $.54 and $.82, respectively, for the six months ended June 30, 1994.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Cost of operations (including management fees) were $3,185,000 and $3,028,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $157,000. Cost of operations (including management fees) were $1,576,000 and $1,500,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $76,000. These increases were primarily attributable to increases in property tax expense and repairs and maintenance.


   General and administrative expenses increased from $78,000 in 1994 to $105,000 in 1995 or $27,000. This increase is principally a result of non-recurring expenses totaling $30,000 incurred in connection with having the Partnership's facilities undergo environmental studies.


   Minority interest in income increased $72,000 to $1,847,000 from $1,775,000 for the six months ended June 30, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,734,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.


   During 1995, the Partnership anticipates approximately $806,000 of capital improvements (of which $327,000 represents SEI's joint venture share). Total capital improvements were $341,000 for the six months ended June 30, 1995 of which $208,000 represents the Partnership's share.


   The Partnership paid distributions to the limited and general partners totaling $1,782,000 ($13.92 per unit) and $218,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

   (a) The following Exhibits are included herein:

     (27)  Financial Data Schedule

   (b)  Form 8-K
     none

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DATED:    August 8, 1995

                                        PS PARTNERS IV, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ----------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)