Form 10-Q
period 1995-09-30
PS PARTNERS IV LTD
filed 1995-11-13
CIK 748901

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-14475
                            -------


                             PS PARTNERS IV, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     95-3931619
          ----------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)


         600 North Brand Blvd.
         Glendale, California                             91203-1241
         ---------------------                            ----------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at September 30, 1995
       and December 31, 1994                                              2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                           3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                           4

     Notes to condensed consolidated financial statements                 5

     Management's discussion and analysis of financial condition
       and results of operations                                          6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                            9


                             PS PARTNERS IV, LTD.,
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
ASSETS

Cash and cash equivalents                   $    647,000    $  1,712,000

Rent and other receivables                        68,000          46,000

Real estate facilities, at cost:
     Land                                     19,957,000      19,957,000
     Buildings and equipment                  70,978,000      70,330,000
                                            ------------    ------------
                                              90,935,000      90,287,000

     Less accumulated depreciation           (29,864,000)    (27,463,000)
                                            ------------    ------------
                                              61,071,000      62,824,000

Other assets                                     161,000         151,000
                                            ------------    ------------

                                            $ 61,947,000    $ 64,733,000
                                            ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $  1,202,000    $  1,019,000

Advance payments from renters                    424,000         459,000

Minority interest in general
 partnerships                                 37,723,000      37,511,000

Partners' equity:
     Limited partners' equity, $500 per
      unit, 128,000 units authorized,
      issued and outstanding                  22,289,000      25,404,000

     General partner's equity                    309,000         340,000
                                            ------------    ------------

          Total partners' equity              22,598,000      25,744,000
                                            ------------    ------------

                                            $ 61,947,000    $ 64,733,000
                                            ============    ============

                            See accompanying notes.

                             PS PARTNERS IV, LTD.,
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                            ------------------------    ---------------------------
                                              1995          1994           1995            1994
                                            ----------    ----------    -----------     -----------
REVENUE:

Rental income                               $3,683,000    $3,577,000    $10,858,000     $10,389,000
Interest income                                 20,000        16,000         67,000          30,000
                                            ----------    ----------    -----------     -----------
                                             3,703,000     3,593,000     10,925,000      10,419,000
                                            ----------    ----------    -----------     -----------

COSTS AND EXPENSES:

Cost of operations                           1,431,000     1,330,000      4,201,000       3,964,000
Management fees                                213,000       210,000        628,000         604,000
Depreciation and amortization                  831,000       748,000      2,400,000       2,348,000
Administrative                                  33,000        26,000        138,000         104,000
                                            ----------    ----------    -----------     -----------
                                             2,508,000     2,314,000      7,367,000       7,020,000
                                            ----------    ----------     ----------      ----------

Income before minority interest              1,195,000     1,279,000      3,558,000       3,399,000

Minority interest in income                    960,000       953,000      2,807,000       2,728,000
                                            ----------    ----------    -----------     -----------

NET INCOME                                  $  235,000    $  326,000    $   751,000     $   671,000
                                            ==========    ==========    ===========     ===========

Limited partners' share of net income
     ($2.80 per unit in 1995 and $3.56
     per unit in 1994)                                                  $   358,000     $   456,000
General partner's share of net income                                       393,000         215,000
                                                                        -----------     -----------
                                                                        $   751,000     $   671,000
                                                                        ===========     ===========


                            See accompanying notes.

                             PS PARTNERS IV, LTD.,
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               1995          1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $   751,000    $   671,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      2,400,000      2,348,000
          Increase in rent and other
           receivables                         (22,000)       (20,000)
          Increase in other assets             (10,000)        (5,000)
          Increase in accounts payable         184,000         67,000
          (Decrease) increase in
           advance payments from renters       (35,000)         5,000
          Minority interest in income        2,807,000      2,728,000
                                           -----------    -----------

               Total adjustments             5,324,000      5,123,000
                                           -----------    -----------

               Net cash provided by
                operating activities         6,075,000      5,794,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (648,000)      (709,000)
                                           -----------    -----------

               Net cash used in
                investing activities          (648,000)      (709,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                     (2,595,000)    (2,578,000)
     Distributions to partners              (3,897,000)    (2,111,000)
                                           -----------    -----------

               Net cash used in
                financing activities        (6,492,000)    (4,689,000)
                                           -----------    -----------

Net (decrease) increase in cash and
 cash equivalents                           (1,065,000)       396,000

Cash and cash equivalents at the
 beginning of the period                     1,712,000      1,344,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $   647,000    $ 1,740,000
                                           ===========    ===========


                            See accompanying notes.

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.


3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income was $751,000 and $671,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $80,000. This increase was primarily due to increased property operating results combined with an increase in interest income, partially offset by increased administrative expenses and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI"). Net income was $235,000 and $326,000 for the three months ended September 30, 1995 and 1994, respectively, representing a decrease of $91,000. This decrease is primarily due to increases in depreciation expense and minority interest in income for those properties held in joint venture with SEI.

   Net property income for the nine months ended September 30, 1995 was $6,029,000 compared to $5,821,000 for the same period in 1994, representing an increase of $208,000, or 4%. Net property income for the three months ended September 30, 1995 was $2,039,000 compared to $2,037,000 for the same period in 1994, representing an increase of $2,000.

   Rental income for the nine months ended September 30, 1995 was $10,858,000 compared to $10,389,000 for the same period in 1994, representing an increase of $469,000, or 5%. Rental income for the three months ended September 30, 1995 was $3,683,000 compared to $3,577,000 for the same period in 1994, representing an increase of $106,000, or 3%.

   The increases in rental income for both the three and nine months were the result of increased average realized rental rates at the Partnership's mini-warhouse and business park facilities, combined with increased occupancy levels at the business park facilities partially offset by a decrease in occupancy levels at the mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 97%, respectively, for the nine months ended September 30, 1995 compared to 90% and 95% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.57 and $.89, respectively, for the nine months ended September 30, 1995 and $.55 and $.81, respectively, for the nine months ended September 30, 1994.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Cost of operations (including management fees) was $4,829,000 and $4,568,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $261,000. Cost of operations (including management fees) was $1,644,000 and $1,540,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $104,000. These increases were primarily attributable to increases in property tax, commercial, and repair and maintenance expenses.

   Net property income at the Partnership's mini-warehouse facilities for the nine months ended September 30, 1995 increased $58,000 and $31,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the mini-warehouse facilities increased $226,000, or 3%, from $8,104,000 in 1994 to $8,330,000 in 1995. For the three months, rental income at the mini-warehouse facilities increased $54,000, or 2% from $2,818,000 in 1994 to $2,872,000 in 1995.

   Cost of operations (including management fees) at the mini-warehouse facilities was $3,253,000 and $3,085,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $168,000. Cost of operations (including management fees) at the mini-warehouse facilities was $1,084,000 and $1,061,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $23,000.

   Net property income at the Partnership's business park facilities for the nine months ended September 30, 1995 increased $150,000 and decreased $29,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the business parks increased $243,000, or 11%, from $2,285,000 in 1994 to $2,528,000 in 1995. The increase in rental income at the business park facilities is principally due to the buyout of a lease ($146,000) during 1995 by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities. For the three months, rental income at the business parks increased $52,000, or 7%, from $759,000 in 1994 to $811,000 in 1995.

   Cost of operations (including management fees) at the business parks was $1,576,000 and $1,483,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increase of $93,000. Cost of operations (including management fees) was $560,000 and $479,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $81,000

   Administrative expenses increased from $104,000 in 1994 to $138,000 in 1995 or $34,000. This increase is principally a result of non-recurring expenses totaling $30,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income increased $79,000 to $2,807,000 from $2,728,000 for the nine months ended September 30, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,075,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $806,000 of capital improvements (of which $327,000 represents SEI's joint venture share). Total capital improvements were $648,000 for the nine months ended September 30, 1995 of which $387,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $3,473,000 ($27.14 per unit) and $424,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $801,000 ($6.26 per unit) to the limited partners and $98,000 to the general partners, was the result of distributions of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

                                        PS PARTNERS IV, LTD.

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ---------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)