Form 10-Q
period 1996-03-31
PS PARTNERS IV LTD
filed 1996-05-15
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                              ---------------------   ----------------------

Commission File Number 0-14475
                       -------


                              PS PARTNERS IV, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




               California                                       95-3931619
- -----------------------------------                    -----------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                     Identification Number)


           701 Western Avenue
          Glendale, California                                     91201-2394
- ---------------------------------------                ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX

PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
              and December 31, 1995                                           2


         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                            3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                            4

         Notes to condensed consolidated financial statements                 5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            9

                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              March 31,                December 31,
                                                                                 1996                      1995
                                                                          -------------------       -------------------
                                                                             (Unaudited)
                                 ASSETS
                                 ------


Cash and cash equivalents                                                   $        421,000           $       464,000

Rent and other receivables                                                            39,000                    55,000


Real estate facilities, at cost:
     Land                                                                         19,957,000                19,957,000
     Buildings and equipment                                                      71,415,000                71,328,000
                                                                          -------------------       -------------------
                                                                                  91,372,000                91,285,000

     Less accumulated depreciation                                              (31,540,000)              (30,692,000)
                                                                          -------------------       -------------------
                                                                                  59,832,000                60,593,000


Other assets                                                                         160,000                   158,000
                                                                          -------------------       -------------------

                                                                                $ 60,452,000             $  61,270,000
                                                                          ===================       ===================


                    LIABILITIES AND PARTNERS' EQUITY
                    --------------------------------


Accounts payable                                                            $        903,000          $      1,128,000

Advance payments from renters                                                        432,000                   418,000

Minority interest in general partnerships                                         37,999,000                37,887,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                20,824,000                21,536,000
     General partner's equity                                                        294,000                   301,000
                                                                          -------------------       -------------------

          Total partners' equity                                                  21,118,000                21,837,000
                                                                          -------------------       -------------------

                                                                                $ 60,452,000             $  61,270,000
                                                                          ===================       ===================


                             See accompanying notes.

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      Three Months Ended
                                                           March 31,
                                         --------------------------------------
                                               1996                    1995
                                         --------------          --------------

 REVENUE:

 Rental income                           $   3,751,000            $  3,527,000
 Interest income                                 4,000                  25,000
                                         --------------          --------------
                                             3,755,000               3,552,000
                                         --------------          --------------


 COSTS AND EXPENSES:

 Cost of operations                          1,439,000               1,405,000

 Management fees                               216,000                 204,000

 Depreciation and amortization                 848,000                 789,000

 Administrative                                17,000                  55,000
                                         --------------          --------------
                                             2,520,000               2,453,000
                                         --------------          --------------

 Income before minority interest             1,235,000               1,099,000

 Minority interest in income                   954,000                 887,000
                                         --------------          --------------

 NET INCOME                              $     281,000           $     212,000
                                         ==============          ==============

 Limited partners' share of net income
      ($1.40 per unit in 1996 and $.87
      per unit in 1995)                  $     179,000           $     111,000
 General partner's share of net income         102,000                 101,000
                                         --------------          --------------
                                         $     281,000           $     212,000
                                         ==============          ==============


                             See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                          --------------------------------------------
                                                                                1996                      1995
                                                                          ------------------       -------------------

Cash flows from operating activities:

     Net income                                                               $     281,000            $      212,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                             848,000                   789,000
          Decrease (increase) in rent and other receivables                          16,000                   (20,000)
          Increase in other assets                                                   (2,000)                   (8,000)
          Decrease in accounts payable                                             (225,000)                 (145,000)
          Increase (decrease) in advance payments from renters                       14,000                   (17,000)
          Minority interest in income                                               954,000                   887,000
                                                                          ------------------       -------------------

               Total adjustments                                                  1,605,000                 1,486,000
                                                                          ------------------       -------------------

               Net cash provided by operating activities                          1,886,000                 1,698,000
                                                                          ------------------       -------------------

Cash flows from investing activities:

     Additions to real estate facilities                                           (87,000)                 (107,000)
                                                                          ------------------       -------------------

               Net cash used in investing activities                               (87,000)                 (107,000)
                                                                          ------------------       -------------------

Cash flows from financing activities:

     Distributions to holder of minority interest                                 (842,000)                 (756,000)
     Distributions to partners                                                  (1,000,000)                 (999,000)
                                                                          ------------------       -------------------

               Net cash used in financing activities                            (1,842,000)               (1,755,000)
                                                                          ------------------       -------------------

Net decrease in cash and cash equivalents                                          (43,000)                 (164,000)

Cash and cash equivalents at the beginning of the period                            464,000                 1,712,000
                                                                          ------------------       -------------------

Cash and cash equivalents at the end of the period                           $      421,000              $  1,548,000
                                                                          ==================       ===================


                             See accompanying notes.

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)



1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $281,000 compared to $212,000 for the three months ended March 31, 1995, representing an increase of $69,000 or 33%. This increase was primarily due to increased property operating results at the Partnership's real estate facilities combined with a decrease in administrative expenses, partially offset by increases in minority interest in income for those properties held in joint venture with PSI and depreciation, combined with a decrease in interest income.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $178,000 or 9% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, as rental income increased by $224,000 or 6%, and cost of operations (including management fees) increased by $46,000 or 3%.

     Rental income for the Partnership's mini-warehouse operations was $2,790,000 compared to $2,704,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $86,000 or 3%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.56 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 88% for both three month periods ended March 31, 1995 and 1996. Cost of operations (including management fees) decreased $17,000 or 2% to $1,101,000 from $1,118,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $103,000 or 7% from $1,586,000 to $1,689,000 for the three months ended March 31, 1995 and 1996, respectively.

        Rental income for the Partnership's business park operations was $961,000 compared to $823,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $138,000 or 17%. Rental income includes $90,000 and $166,000 in 1995 and 1996, respectively, from the buyout of leases by tenants which vacated their space prior to the termination of their leases and other non-reoccurring adjustments to income. Excluding these adjustments, rental income for the Partnership's business park operations was $795,000 compared to $733,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $62,000. This increase in rental income is primarily attributable to an increase in the weighted average occupancy level at the Partnership's business park facilities, and increased rental rates. The weighted average occupancy level at the business park facilities was 99% compared to 96% for the three months ended March 31, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.82 compared to $.78 for the three months ended March 31, 1996 and 1995, respectively. Cost of operations (including management fees) increased $63,000 or 13% to $554,000 from $491,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $75,000 or 22% from $332,000 to $407,000 for the three months ended March 31, 1995 and 1996, respectively.

     Minority interest in income was $954,000 in 1996 compared to $887,000 in 1995, representing an increase of $67,000, or 8%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

     Administrative expenses decreased $38,000 from $55,000 in 1995 to $17,000 in 1996. This decrease is principally attributable to decreases in non-recurring expenses incurred in connection with having the Partnership's facilities undergo environmental studies, state income tax provisions, investor services expenses, and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,886,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,774,000 of capital improvements (of which $723,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $975,000 of budgeted improvements at the Partnership's business parks; specifically to include renovations to common areas, roof replacements, and tenant improvement on vacated spaces. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $121,000 for such enhancements. Total capital improvements were $87,000 for the three months ended March 31, 1996 of which $50,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $891,000 ($6.96 per unit) and $109,000, respectively, during the first three months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                               DATED: May 14, 1996

                                      PS PARTNERS IV, LTD.


                               BY:   Public Storage, Inc.
                                     General Partner

                               BY:   /s/ Ronald L. Havner Jr.
                                     -----------------------------------------
                                     Ronald L. Havner, Jr.
                                     Senior Vice President and Chief Financial
                                     Officer of Public Storage, Inc.
                                    (principal financial officer)

                               BY:  /s/ John Reyes
                                    -----------------------------------------
                                    John Reyes
                                    Vice President and Controller
                                    of Public Storage, Inc.
                                    (principal accounting officer)