Form 10-Q
period 1996-06-30
PS PARTNERS IV LTD
filed 1996-08-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                               -----------  --------------

Commission File Number 0-14475
                       --------


                              PS PARTNERS IV, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




               California                                       95-3931619
- ------------------------------------                  --------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                      91201-2394
- ------------------------------------                  --------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX



PART I.   FINANCIAL INFORMATION

  Condensed consolidated balance sheets at June 30, 1996
     and December 31, 1995                                                     2

  Condensed consolidated statements of income for the three and six
     months ended June 30, 1996 and 1995                                       3

  Condensed consolidated statements of cash flows for the six
     months ended June 30, 1996 and 1995                                       4

  Notes to condensed consolidated financial statements                         5

  Management's discussion and analysis of financial condition
     and results of operations                                               6-8

PART II.  OTHER INFORMATION

  (Items 1 through 5 are not applicable)

  Item 6 - Exhibits and Reports on Form 8-K                                    9


                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,            December 31,
                                                                                       1996                 1995
                                                                              -------------------- --------------------
                                                                              (Unaudited)
                                 ASSETS


Cash and cash equivalents                                                     $       268,000      $       464,000

Rent and other receivables                                                             75,000               55,000

Real estate facilities, at cost:
     Land                                                                          19,957,000           19,957,000
     Buildings and equipment                                                       71,803,000           71,328,000
                                                                          -------------------- --------------------
                                                                                   91,760,000           91,285,000

     Less accumulated depreciation                                               (32,393,000)         (30,692,000)
                                                                          -------------------- --------------------
                                                                                   59,367,000           60,593,000

Other assets                                                                          189,000              158,000
                                                                          -------------------- --------------------

                                                                                 $ 59,899,000        $  61,270,000
                                                                          ==================== ====================



                    LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                              $       963,000      $     1,128,000

Advance payments from renters                                                         415,000              418,000

Minority interest in general partnerships                                          38,184,000           37,887,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                 20,100,000           21,536,000
     General partners' equity                                                         237,000              301,000
                                                                          -------------------- --------------------

          Total partners' equity                                                   20,337,000           21,837,000
                                                                          -------------------- --------------------

                                                                                 $ 59,899,000        $  61,270,000
                                                                          ==================== ====================


                             See accompanying notes.

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
                                                   -----------------------------------  --------------------------------------
                                                         1996              1995                1996                1995
                                                   ----------------- -----------------  -------------------  -----------------

REVENUE:

Rental income                                         $   3,770,000     $   3,648,000       $    7,521,000     $    7,175,000
Interest income                                               5,000            22,000                9,000             47,000
                                                   ----------------- -----------------   ------------------  -----------------
                                                          3,775,000         3,670,000            7,530,000          7,222,000
                                                   ----------------- -----------------   ------------------  -----------------


COSTS AND EXPENSES:

Cost of operations                                        1,468,000         1,365,000            2,907,000          2,770,000
Management fees                                             217,000           211,000              433,000            415,000
Depreciation and amortization                               853,000           780,000            1,701,000          1,569,000
Administrative                                               63,000            50,000               80,000            105,000
                                                   ----------------- -----------------   ------------------  -----------------
                                                          2,601,000         2,406,000            5,121,000          4,859,000
                                                   ----------------- -----------------   ------------------  -----------------

Income before minority interest                           1,174,000         1,264,000            2,409,000          2,363,000

Minority interest in income                               (956,000)         (960,000)          (1,910,000)        (1,847,000)
                                                   ----------------- -----------------   ------------------  -----------------

NET INCOME                                         $       218,000    $      304,000       $      499,000   $        516,000
                                                   ================= =================   ==================  =================

Limited partners' share of net income
     ($2.70 per unit in 1996 and $2.45
     per unit in 1995)                                                                      $      346,000   $        313,000
General partners' share of net income                                                              153,000            203,000
                                                                                         ==================  =================
                                                                                            $      499,000     $      516,000
                                                                                         ==================  =================



                             See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                          ------------------------------------------
                                                                                1996                   1995
                                                                          ------------------    --------------------

Cash flows from operating activities:

     Net income                                                              $      499,000         $       516,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                           1,701,000               1,569,000
          Increase in rent and other receivables                                    (20,000)                (10,000)
          (Increase) decrease in other assets                                       (31,000)                  1,000
          Decrease in accounts payable                                             (165,000)               (162,000)
          Decrease in advance payments from renters                                  (3,000)                (27,000)
          Minority interest in income                                             1,910,000               1,847,000
                                                                          ------------------    --------------------

               Total adjustments                                                  3,392,000               3,218,000
                                                                          ------------------    --------------------

               Net cash provided by operating activities                          3,891,000               3,734,000
                                                                          ------------------    --------------------

Cash flows from investing activities:

     Additions to real estate facilities                                          (475,000)               (341,000)
                                                                          ------------------    --------------------

               Net cash used in investing activities                              (475,000)               (341,000)
                                                                          ------------------    --------------------

Cash flows from financing activities:

     Distributions to holder of minority interest                               (1,613,000)             (1,657,000)
     Distributions to partners                                                  (1,999,000)             (2,000,000)
                                                                          ------------------    --------------------

               Net cash used in financing activities                            (3,612,000)             (3,657,000)
                                                                          ------------------    --------------------

Net decrease in cash and cash equivalents                                         (196,000)               (264,000)

Cash and cash equivalents at the beginning of the period                            464,000               1,712,000
                                                                          ------------------    --------------------

Cash and cash equivalents at the end of the period                           $      268,000           $   1,448,000
                                                                          ==================    ====================


                             See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)



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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $218,000 and $304,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $86,000, or 29%. This decrease were primarily due to increases in depreciation expense partially offset by an increase in administrative expenses.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $13,000 or .6%, as rental income increased $122,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $109,000 or 7% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $2,888,000 compared to $2,754,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $134,000, or 5%. This increase in rental income was primarily attributable to increased rental rates and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 89% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.57 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $107,000 or 10%, to $1,157,000 from $1,050,000 for the three months ended June 30, 1996 and 1995, respectively. These increases were primarily attributable to increases in office, advertising, and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $27,000 or 2% from $1,704,000 to $1,731,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental  income for the  Partnership's  business park  operations  decreased
$12,000 or 1%, to $882,000 from $894,000 for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.91 compared to $.94 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities remained stable at 98% for both three month periods ended June 30, 1996 and 1995. Cost of operations (including management fees) for the business parks increased $2,000, or .4%, to $528,000 from $526,000 for the three months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased $14,000, or 4%, to $354,000 from $368,000 for the three months ended June 30, 1996 and 1995, respectively.

     Administrative expenses increased from $50,000 for the three months ended June 30, 1995 to $63,000 for the same period in 1996. This increase is principally a result of increases in refinancing costs and provision for state income taxes, partially offset by non-recurring expenses in 1995, totaling $15,000, incurred in connection with environmental assessments of the Partnership's facilities.

Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $499,000 and $516,000 for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of $17,000, or 3%. This decrease were primarily due to increases in minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI") and depreciation expense, partially offset by a decrease in administrative expenses.

                             PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $191,000 or 5%, as rental income increased $346,000 or 5%, and costs of operations (including management fees and excluding depreciation expense) increased $155,000 or 5% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $5,678,000 compared to $5,458,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $220,000, or 4%. This increase was primarily attributable to increased rental rates, and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 90% compared to 88% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.57 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $89,000 or 4%, to $2,258,000 from $2,169,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in office, advertising, and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $131,000 or 4% from $3,289,000 to $3,420,000 for the six months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $126,000 or 7%, to $1,843,000 from $1,717,000 for the six months ended June 30,
1996 and 1995, respectively. Rental income for the Partnership's business park operations decreased $12,000 or 1%, to $882,000 from $894,000 for the three months ended June 30, 1996 and 1995, respectively The weighted average occupancy levels at the business park facilities was 98% compared to 97% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.95 compared to $.91 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $66,000 or 7%, to $1,082,000 from $1,016,000 for the six months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $60,000 or 9%, from $701,000 to $761,000 for the six months ended June 30, 1995 and 1996, respectively.

     Administrative expenses decreased from $105,000 in 1995 to $80,000 in 1996 or $25,000. This decrease is principally a result of non-recurring expenses in 1995, totaling $30,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income increased $63,000 to $1,910,000 from $1,847,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with Public Storage, Inc. ("PSI").

Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,891,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,774,000 of capital improvements (of which $723,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $975,000 of budgeted improvements at the Partnership's business parks; specifically to include renovations to common areas, roof replacements, and tenant improvement on vacated spaces. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $121,000 for such enhancements. Total capital improvements were $475,000 for the six months ended June 30, 1996 of which $278,000 represents the Partnership's share.

                             PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Partnership paid distributions to the limited and general partners totaling $1,782,000 ($13.92 per unit) and $217,000, respectively, during the first six months of 1996. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                                  DATED: August 13, 1996

                                           PS PARTNERS IV, LTD.


                                  BY:  Public Storage, Inc.
                                       General Partner

                                  BY:    /s/ Ronald L. Havner Jr.
                                       ---------------------------------
                                       Ronald L. Havner, Jr.
                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial officer)

                                  BY:    /s/ John Reyes
                                       ---------------------------------
                                       John Reyes
                                       Vice President and Controller
                                         of Public Storage, Inc.
                                         (principal accounting officer)