Form 10-Q
period 1996-09-30
PS PARTNERS IV LTD
filed 1996-11-12
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from      to
                              ------  ------

Commission File Number 0-14475
                       -------

                              PS PARTNERS IV, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


       California                                                   95-3931619
----------------------------                                  -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
     Glendale, California                                           91201-2394
----------------------------                                  -----------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

  Condensed consolidated balance sheets at September 30, 1996
       and December 31, 1995                                               2

  Condensed consolidated statements of income for the three and nine
       months ended September 30, 1996 and 1995                            3

  Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1996 and 1995                            4

  Notes to condensed consolidated financial statements                     5

  Management's discussion and analysis of financial condition
       and results of operations                                         6-8

PART II.  OTHER INFORMATION

 (Items 1 through 5 are not applicable)

  Item 6 - Exhibits and Reports on Form 8-K                                9

                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,             December 31,
                                                                               1996                      1995
                                                                       -------------------     --------------------
                                                                           (Unaudited)
                                     ASSETS


   Cash and cash equivalents                                              $       724,000          $       464,000

   Rent and other receivables                                                      92,000                   55,000

   Real estate facilities, at cost:
        Land                                                                   19,957,000               19,957,000
        Buildings and equipment                                                72,290,000               71,328,000
                                                                       -------------------     --------------------
                                                                               92,247,000               91,285,000

        Less accumulated depreciation                                         (33,263,000)             (30,692,000)
                                                                       -------------------     --------------------
                                                                               58,984,000               60,593,000

   Other assets                                                                   215,000                  158,000
                                                                       -------------------     --------------------

                                                                          $    60,015,000           $   61,270,000
                                                                       ===================     ====================


                        LIABILITIES AND PARTNERS' EQUITY


   Accounts payable                                                       $      1,218,000          $    1,128,000

   Advance payments from renters                                                  396,000                  418,000

   Minority interest in general partnerships                                   38,343,000               37,887,000

   Partners' equity:
        Limited partners' equity, $500 per unit, 128,000
             units authorized, issued and outstanding                          19,775,000               21,536,000
        General partner's equity                                                  283,000                  301,000
                                                                       -------------------     --------------------

             Total partners' equity                                            20,058,000               21,837,000
                                                                       -------------------     --------------------

                                                                           $   60,015,000           $   61,270,000
                                                                       ===================     ====================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                      -----------------------------------   ------------------------------------
                                                            1996              1995               1996               1995
                                                      -----------------  ----------------   ----------------  ------------------
       REVENUE:

       Rental income                                     $   3,819,000      $  3,683,000      $  11,340,000        $ 10,858,000
       Interest income                                           5,000            20,000             14,000              67,000
                                                      -----------------  ----------------   ----------------  ------------------
                                                             3,824,000         3,703,000         11,354,000          10,925,000
                                                      -----------------  ----------------   ----------------  ------------------

       COSTS AND EXPENSES:

       Cost of operations                                    1,513,000         1,431,000          4,420,000           4,201,000
       Management fees                                         221,000           213,000            654,000             628,000
       Depreciation and amortization                           870,000           831,000          2,571,000           2,400,000
       Administrative                                           38,000            33,000            118,000             138,000
                                                      -----------------  ----------------   ----------------  ------------------
                                                             2,642,000         2,508,000          7,763,000           7,367,000
                                                      -----------------  ----------------   ----------------  ------------------

       Income before minority interest                       1,182,000         1,195,000          3,591,000           3,558,000

       Minority interest in income                            (961,000)         (960,000)        (2,871,000)         (2,807,000)
                                                      -----------------  ----------------   ----------------  ------------------

       NET INCOME                                         $    221,000       $   235,000        $   720,000         $   751,000
                                                      =================  ================   ================  ==================

       Limited partners' share of net income
            ($3.63 per unit in 1996 and $2.80
            per unit in 1995)                                                                  $   465,000          $   358,000

       General partner's share of net income                                                       255,000              393,000
                                                                                            ----------------  ------------------

                                                                                               $   720,000          $   751,000
                                                                                            ================  ==================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------------
                                                                               1996                   1995
                                                                         ------------------    --------------------

   CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                           $     720,000          $      751,000

        Adjustments to reconcile net income to net cash provided by operating activities

             Depreciation and amortization                                       2,571,000               2,400,000
             Increase in rent and other receivables                                (37,000)                (22,000)
             Increase in other assets                                              (57,000)                (10,000)
             Increase in accounts payable                                           90,000                 184,000
             Decrease in advance payments from renters                             (22,000)                (35,000)
             Minority interest in income                                         2,871,000               2,807,000
                                                                         ------------------    --------------------

                  Total adjustments                                              5,416,000               5,324,000
                                                                         ------------------    --------------------

                  Net cash provided by operating activities                      6,136,000               6,075,000
                                                                         ------------------    --------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

        Additions to real estate facilities                                       (962,000)               (648,000)
                                                                         ------------------    --------------------

                  Net cash used in investing activities                           (962,000)               (648,000)
                                                                         ------------------    --------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

        Distributions to holder of minority interest                            (2,415,000)             (2,595,000)
        Distributions to partners                                               (2,499,000)             (3,897,000)
                                                                         ------------------    --------------------

                  Net cash used in financing activities                         (4,914,000)             (6,492,000)
                                                                         ------------------    --------------------

   Net increase (decrease) in cash and cash equivalents                            260,000              (1,065,000)

   Cash and cash equivalents at the beginning of the period                        464,000               1,712,000
                                                                         ------------------    --------------------

   Cash and cash equivalents at the end of the period                        $     724,000           $     647,000
                                                                         ==================    ====================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $221,000 and $235,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $14,000, or 6%. This decrease was primarily due to an increase in depreciation expense, combined with a decrease in interest income, partially offset by increases in property operating results.

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 increased $46,000 as rental income increased $136,000, or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $90,000, or 6%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $3,005,000 compared to $2,872,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $133,000, or 5%. This increase in rental income was primarily attributable to increased rental rates and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities were 93% compared to 90% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.59 compared to $.58 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $131,000, or 12%, to $1,216,000 from $1,085,000 for the three months ended
September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in property tax, advertising, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $2,000 from $1,787,000 to $1,789,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $3,000 to $814,000 from $811,000 for the three months ended September 30, 1996 and 1995, respectively. This increase in rental income was primarily attributable to increased rental rates, partially offset by decreased weighted average occupancy levels. The monthly average realized rent per square foot for the business park facilities was $.87 compared to $.85 for the three months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities were 95% compared to 97% for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $41,000, or 7%, to $518,000 from $559,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to decreases in repairs and maintenance and utilities expenses. Accordingly, for the Partnership's business park facilities, property net operating income increased $44,000, or 18%, to $296,000 from $252,000 for the three months ended September 30, 1996 and 1995, respectively.

     Administrative expenses increased $5,000 from $33,000 for the three months ended September 30, 1995 to $38,000 for the same period in 1996. This increase is partially attributable to an increase in accounting expense.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $720,000 and $751,000 for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of $31,000, or 4%. This decrease was primarily due to increases in depreciation

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense and minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI"), combined with a decrease in interest income, partially offset by increased property operating results and a decrease in administrative expenses.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $237,000, or 4%, as rental income increased $482,000, or 4%, and costs of operations (including management fees and excluding depreciation expense) increased $245,000, or 5%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $8,683,000 compared to $8,330,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $353,000, or 4%. This increase was primarily attributable to increased rental rates and weighted average occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 89% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.58 compared to $.57 for the nine months ended September 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $221,000, or 7%, to $3,474,000 from $3,253,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in property tax, advertising, management fees, and office expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $132,000, or 3%, from $5,077,000 to $5,209,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $129,000, or 5%, to $2,657,000 from $2,528,000 for the nine months ended
September 30, 1996 and 1995, respectively. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the business park facilities was $.92 compared to $.89 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities remained stable at 97% for the nine months ended September 30, 1996 and 1995. Cost of operations (including management fees) for the business parks increased $24,000, or 2%, to $1,600,000 from $1,576,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to an increase in property tax expense, partially offset by a decrease in leasing commissions expense. Accordingly, for the Partnership's business park facilities, property net operating income increased by $105,000, or 11%, from $952,000 to $1,057,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Administrative expenses decreased from $138,000 in 1995 to $118,000 in 1996, or $20,000. This decrease is principally a result of non-recurring expenses in 1995, totaling $30,000, incurred in connection with environmental assessments of the Partnership's facilities.

     Minority interest in income increased $64,000 to $2,871,000 from $2,807,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to improved operations at the Partnership's real estate facilities for those properties owned jointly with PSI, partially offset by an allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $37,000 for the nine months ended September 30, 1996. There was no allocation of depreciation and amortization to PSI for the nine months ended September 30, 1995.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($6,136,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,774,000 of capital improvements (of which $723,000 represents PSI's joint venture share). The anticipated increase in capital improvements in 1996 is mainly due to $975,000 of budgeted improvements at the Partnership's business parks; specifically to include renovations to common areas, roof replacements, and tenant improvement on vacated spaces. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $121,000 for such enhancements. Total capital improvements were $962,000 for the nine months ended September 30, 1996 of which $554,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,227,000 ($17.40 per unit) and $272,000, respectively, during the first nine months of 1996. The quarterly distribution amount per unit was reduced to $3.48 per unit in the third quarter of 1996. The reduction reflected the Partnership's need to replenish cash reserves that have been depleted due to the Partnership's making capital expenditures to modernize the appearance of the mini-warehouse buildings and facility signage. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                         DATED:   November 12, 1996

                                  PS PARTNERS IV, LTD.


                         BY:      Public Storage, Inc.
                                  General Partner

                         BY:      /s/ Ronald L. Havner Jr.
                                  ------------------------
                                  Ronald L. Havner, Jr.
                                  Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial officer)

                         BY:      /s/ John Reyes
                                  ------------------------
                                  John Reyes
                                  Vice President and Controller
                                    of Public Storage, Inc.
                                    (principal accounting officer)