Form 10-K405
period 1996-12-31
PS PARTNERS IV LTD
filed 1997-03-28
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              --------   --------

Commission File Number 0-14475
                       --------

                               PS PARTNERS IV, LTD
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            California                                        95-3931619
------------------------------------           --------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)


        701 Western Avenue
       Glendale, California                                   91201-2394
------------------------------------           --------------------------------
    (Address of principal executive                           (Zip Code)
               offices)

Registrant's telephone number, including area code: (818) 244-8080
                                                     -------------

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

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred were the Partnership's transfer of its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 19, 1997, PSI owned approximately 54.26% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. The
Partnership originally acquired interests in 40 properties. Three of those properties were sold to the original seller during 1987 and another property was purchased during 1988. In addition, two properties, which secured mortgage notes were foreclosed upon in January 1991 by the lender. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated three office buildings, two of which are located in San Antonio, Texas and the other in Houston, Texas. These properties were transferred to AOPPLP in January 1997 in exchange for a 7.5% interest in AOPPLP.

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

     The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, as of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1990-1993, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 36 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $77,500,000:
$67,500,000 for the 33 mini-warehouses and $10,000,000 for the three low-rise office buildings). (In January 1997, after the date of the appraisal, the Partnership transferred its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 33% to 50%) in 35 of the 36 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $6,968,000 for the 33 mini-warehouses and $1,109,000 for the office buildings). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($69,900,000) and a discounted cash flow analysis ($66,600,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($66,200,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

     The office buildings were valued using a direct capitalization analysis by applying a 10.0% capitalization rate to their stabilized net operating income. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations (see Item 2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     Based on NDRC's limited appraisal (as of January 1996), the General Partners have estimated a liquidation value per Unit of $262. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's other net assets were liquidated at their book value at September 30, 1996.

     In February 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 14,787 additional limited partnership units at $300 per Unit.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 89% in 1995 to 90% in 1996. Realized monthly rents per square foot increased from $.57 in 1995 to $.59 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP.

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

Employees
---------
     There are 120 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1996, about properties owned by the Partnership. All but one of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
------------------------------    -------------        ----------          -------------
ARIZONA
Scottsdale                              44,300               555              07/12/85                  50.9%
   70th St.
CALIFORNIA
Milpitas                                54,700               701              12/24/85                  50.0
   Pecten Ct.
N. Hollywood                            28,900               500              06/07/85                  50.0
   Raymer St.
N. Hollywood                            50,000               829              10/04/85                  50.0
   Whitsett Ave.
Pleasanton                              71,800               583              12/17/85                  50.0
   Santa Rita Rd.
San Diego                               50,800               640              07/11/85                  50.0
   Kearny Mesa Rd.
CONNECTICUT
Hartford                                47,000               430              10/17/85                  50.0
   Roberts St.
INDIANA
Ft. Wayne                               58,900               431              07/06/88                 100.0
   Illinois Rd.
Indianapolis                            59,200             5,231              10/31/85                  50.0
   Elmwood
Indianapolis                            59,200               539              10/31/85                  50.0
   Pike Plaza Rd.
KANSAS
Wichita                                 44,200               348              10/09/85                  49.9
   Carey Lane
Wichita                                 64,200               426              10/09/85                  49.9
   E. Harry
Wichita                                 40,800               326              10/09/85                  49.9
   E. Kellogg
Wichita                                 47,100               377              10/09/85                  49.9
   E. MacArthur
Wichita                                107,600               814              10/09/85                  49.9
   S. Rock Road

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
------------------------------    -------------        ----------          -------------
Wichita                                 63,300               566              10/09/85                  49.9
   S. Tyler Rd.
Wichita                                 55,700               412              10/09/85                  49.9
   S. Woodlawn
Wichita                                 53,200               451              10/09/85                  49.9%
   W. Maple
KENTUCKY
Florence                                53,800               449              04/30/85                  50.0
   Tanner Lane

MISSOURI
Joplin                                  56,200               452              10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                              61,600               536              05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                                 41,000               454              07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                              53,100               502              04/30/85                  50.0
   Colerain Ave.
Cincinnati                              50,100               464              04/30/85                  50.0
   E. Kemper
Columbus                                62,800               526              10/04/85                  50.0
   Ambleside Dr.
Columbus                                56,900               456              09/25/85                  50.0
   Sinclair Rd.
Perrysburg                              62,800               518              10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                               50,600               494              05/17/85                  49.8
   McLoughlin II
Portland                                35,100               451              10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                            50,500               442              09/12/85                  50.0
   Tacony St.

TEXAS
Austin                                  66,700               852              04/18/85                  50.0
   S. First St.
Houston                                130,600                11              07/10/85                  66.7
   (a) (b) Barkers Landing
San Antonio                            156,300                88              10/04/85                  66.7
   (a) (b) Park Ten Place
San Antonio                             43,400                12              10/04/85                  66.7
   (a) (b) Park Terrace

                                        Net               Number
                                      Rentable              of                Date of                 Ownership
Location                            Square Feet           Spaces            Acquisition              Percentage
------------------------------    -------------        ----------          -------------
WASHINGTON
Tacoma                                  47,300               524              05/23/85                  50.0
   Phillips Rd. S.W.

WISCONSIN
Madison                                 71,700               413              09/18/85                  50.0
   Copps Avenue

---------------
(a)  low-rise office building
(b) In January 1997, the Partnership contributed its business park facilities to AOPPLP in exchange for a 7.5% interest in AOPPLP. See Item 1.


         The weighted average occupancy levels for the mini-warehouse and office building facilities were 90% and 96%, respectively, in 1996 compared to 89% and 97%, respectively, in 1995. In 1996 the monthly realized rent per square foot for the mini-warehouse and office building facilities averaged $.59 and $.90, respectively, compared to $.57 and $.88, respectively, in 1995.

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

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 3,226 record holders of Units.

         In February 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 14,787 limited partnership units at $300 per Unit.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                                 For the Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                1996           1995            1994            1993           1992
                                              ----------  --------------  ------------    -------------   ----------
                                                               (In thousands, except per Unit data)

Revenues                                    $ 15,020        $ 14,563       $ 13,972        $ 13,589        $ 12,644

Depreciation and amortization                  3,452           3,229          3,109           3,473           3,178

Net income (loss)                                932             992            874             303             155

   Limited partners' share                       626             497            587              58            (140)

   General partners' share                       306             495            287             245             295

Limited partners'
   per unit data (a)

   Net income (loss)                          $ 4.89          $ 3.88         $ 4.59            $.45         $ (1.09)

   Cash distributions (b)                    $ 20.88         $ 34.10        $ 19.60         $ 17.00         $ 20.66

As of December 31,
------------------
Cash and cash  equivalents                     $ 413           $ 464        $ 1,712         $ 1,344           $ 306

Total assets                                $ 59,832        $ 61,270       $ 64,733        $ 66,238        $ 68,285

(a) Limited partners' per unit data is based on the weighted average number of units outstanding during the year. (128,000 units).
(b) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the Partnership's operating reserve estimated to be $6.26 per Unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Results of Operations
---------------------

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $932,000 compared to $992,000 in 1995, representing a decrease of $60,000, or 6%. The decrease was primarily due to an increase in depreciation expense and a decrease in interest income, combined with an increase in minority interest in income for those properties held jointly with PSI, partially offset by improved property operations at the Partnership's real estate facilities and a decrease in environmental costs.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $215,000, or 3%, in 1996 compared to 1995, as rental income increased by $511,000, or 4%, and cost of operations (including management fees) increased by $296,000, or 5%.

     Rental income for the Partnership's mini-warehouse operations was $11,606,000 in 1996 compared to $11,159,000 in 1995, representing an increase of $447,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Partnership's facilities, combined with an increase in occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.59 in 1996 compared to $.57 in 1995. The weighted average occupancy levels at the mini-warehouse facilities were 90% and 89% in 1996 and 1995, respectively. Costs of operations (including management fees) increased $374,000,  or 9%, to $4,564,000 in 1996 from $4,190,000 in 1995.
The increase was primarily attributable to increases in property tax, advertising and repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $73,000 to $7,042,000 in 1996 from $6,969,000 in 1995.

     Rental income for the Partnership's business park operations was $3,392,000 in 1996 compared to $3,328,000 in 1995, representing an increase of $64,000, or 2%. The increase in rental income is primarily attributable to increased rental rates, partially offset by a decrease in occupancy levels. In September 1996, a tenant procured an early termination of its lease at the Partnership's San Antonio, Texas facility. Included in rental income for 1996 is approximately $119,000 related to this lease buyout. Included in rental income for 1995 is approximately $109,000 related to lease buyouts during 1995 at the Partnership's Houston, Texas facility. Excluding the effect of these lease buyouts, the monthly average realized rent per square foot for the business park facilities was $.87 in 1996 compared to $.85 in 1995. The weighted average occupancy levels at the business park facilities were 96% in 1996 compared to 97% in 1995. Cost of operations (including management fees) decreased $78,000, or 4%, to
$2,095,000 in 1996 from $2,173,000 in 1995. The decrease is primarily attributable to decreases in lease commissions, payroll, property tax, and office expenses. Accordingly, for the Partnership's business park facilities, property net operating income increased by $142,000, or 12%, to $1,297,000 in 1996 from $1,155,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $223,000 to $3,452,000 in 1996 from $3,229,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Minority interest in income increased by $34,000 in 1996 compared to 1995. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $50,000 in 1996 compared to none for 1995.

     Administrative expenses decreased $36,000 from 1995 to 1996 as a result of approximately $37,000 in environmental cost in 1995 and none in 1996.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $992,000 compared to $874,000 in 1994, representing an increase of $118,000, or 14%. The increase was primarily due to improved property operations at the Partnership's real estate facilities, partially offset by increases in depreciation and administrative expenses, and minority interest in income for those properties held jointly with PSI.

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

     Minority interest in income for those properties held jointly with PSI increased $214,000, or 6%, to $3,804,000 from $3,590,000. This increase was primarily due to increased property operations at the Partnership's real estate facilities held jointly with PSI.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1996 totaling $413,000.

     Cash flows from operating activities ($7,972,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,910,000, $998,000, and $1,271,000 in 1996, 1995, and 1994, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. In addition to these budgeted improvements, the increase in 1996 capital improvements is primarily attributable to tenant improvements at the Partnership's business park facilities. During 1997, the Partnership anticipates incurring approximately $1,340,000 of capital improvements (including PSI's joint venture share of $663,000).

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1996 and prior years were as follows:

                                       Total                     Per Unit
                               ------------------            ---------------
        1996                       $2,999,000                     $20.88
        1995                        4,899,000                      34.10
        1994                        2,816,000                      19.60
        1993                        2,442,000                      17.00
        1992                        2,968,000                      20.66
        1991                        3,607,000                      25.11
        1990                        3,144,000                      21.89
        1989                        3,097,000                      21.56
        1988                        3,769,000                      26.23
        1987                        3,770,000                      26.23
        1986                        3,593,000                      25.00

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ----------------------------------------------------
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


    Name                      Positions with PSI
----------------------      ---------------------------------------------------
B. Wayne Hughes             Chairman of the Board and Chief Executive Officer
Harvey Lenkin               President and Director
John Reyes                  Senior Vice President and Chief Financial Officer
Hugh W. Horne               Senior Vice President
Obren B. Gerich             Senior Vice President
Marvin M. Lotz              Senior Vice President
David Goldberg              Senior Vice President and General Counsel
A. Timothy Scott            Senior Vice President and Tax Counsel
Sarah Hass                  Vice President and Secretary
Robert J. Abernethy         Director
Dann V. Angeloff            Director
William C. Baker            Director
Uri P. Harkham              Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief

Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------
     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

   Title                                            Amount of          Percent
    of                 Name and Address of          Beneficial           of
   Class               Beneficial Owner             Ownership           Class
------------        -------------------------       ---------          ---------
Units of            Public Storage, Inc.
Limited             701 Western Avenue
Partnership         Glendale, CA 91201-2394(1)    69,448 Units(1)       54.26%
Interest

-------------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.

     The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

     In February 1997, PSI completed a cash tender offer, which had commenced in December 1996, pursuant to which PSI acquired a total of 14,787 limited partnership units at $300 per unit.

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

     The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

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

     During 1996, approximately $300,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to AOPPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $698,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $169,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------
        (a)  List of Documents filed as part of the Report.
             1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
             2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
             3.  Exhibits:  See Exhibit Index contained herein.

        (b)  Reports on Form 8-K:
             None

        (c)  Exhibits:  See Exhibit Index contained herein.

                            PS PARTNERS IV, LTD.
                                INDEX TO EXHIBITS


3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Partnership's Prospectus included in Registration Statement No. 2-92009 and incorporated herein by reference.

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                PS PARTNERS IV, LTD.
Dated:  March 26, 1997     By:  Public Storage, Inc., General Partner

                           By:  /s/  B. Wayne Hughes
                                ---------------------------------------
                                B. Wayne Hughes, Chairman of the Board
                           By:  /s/  B. Wayne Hughes
                                ---------------------------------------
                                B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

            Signature                               Capacity                              Date
---------------------------------- ------------------------------------------     -----------------------------

/s/ B. Wayne Hughes                Chairman of the Board and Chief                      March 26, 1997
---------------------------------- Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                    General Partner (principal executive officer)



/s/ Harvey Lenkin                  President and Director                               March 26, 1997
---------------------------------- of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                     Senior Vice President and Chief Financial Officer    March 26, 1997
---------------------------------- of Public Storage, Inc. (principal financial
John Reyes                         officer and principal accounting officer)


/s/ Robert J. Abernethy            Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff               Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Dann V. Angeloff


/s/ William C. Baker               Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
William C. Baker


/s/ Uri P. Harkham                 Director of Public Storage, Inc.                     March 26, 1997
----------------------------------
Uri P. Harkham

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

                                  (Item 14 (a))


                                                                   Page
                                                                References
                                                                ----------


Report of Independent Auditors                                       F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                          F-2

For the years ended December 31, 1996, 1995 and 1994:

   Consolidated Statements of Income                                 F-3

   Consolidated Statements of Partners' Equity                       F-4

   Consolidated Statements of Cash Flows                             F-5

   Notes to Consolidated Financial Statements                     F-6 - F-8

Schedule
                                                                  F-9 - F-12
   III - Real Estate and Accumulated Depreciation

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the consolidated balance sheets of PS Partners IV, Ltd. as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners IV, Ltd. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                           ERNST & YOUNG LLP

Los Angeles, CA
March 18, 1997

                              PS PARTNERS IV, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                             1996               1995
                                                                                  ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                  $ 413,000          $ 464,000

Rent and other receivables                                                                   136,000             55,000

Real estate facilities, at cost:
     Land                                                                                 19,957,000         19,957,000
     Buildings and equipment                                                              73,238,000         71,328,000
                                                                                  ---------------------------------------
                                                                                          93,195,000         91,285,000

     Less accumulated depreciation                                                       (34,144,000)       (30,692,000)
                                                                                  ---------------------------------------
                                                                                          59,051,000         60,593,000

Other assets                                                                                 232,000            158,000
                                                                                  ---------------------------------------

                                                                                        $ 59,832,000       $ 61,270,000
                                                                                  =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                         $ 1,049,000        $ 1,128,000

Advance payments from renters                                                                402,000            418,000

Minority interest in general partnerships                                                 38,611,000         37,887,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
          units authorized, issued and outstanding                                        19,490,000         21,536,000
     General partners' equity                                                                280,000            301,000
                                                                                  ---------------------------------------

               Total partners' equity                                                     19,770,000         21,837,000
                                                                                  ---------------------------------------

                                                                                        $ 59,832,000       $ 61,270,000
                                                                                  =======================================

                           See accompanying footnotes.
                                       F-2




                              PS PARTNERS IV, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995, and 1994




                                                                     1996                1995               1994
                                                             ------------------------------------------------------------
REVENUE:
Rental income                                                      $ 14,998,000         $ 14,487,000       $ 13,923,000
Interest income                                                          22,000               76,000             49,000
                                                             ------------------------------------------------------------
                                                                     15,020,000           14,563,000         13,972,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                    5,792,000            5,524,000          5,476,000
Management fees                                                         867,000              839,000            806,000
Depreciation and amortization                                         3,452,000            3,229,000          3,109,000
Administrative                                                          139,000              175,000            117,000
                                                             ------------------------------------------------------------
                                                                     10,250,000            9,767,000          9,508,000
                                                             ------------------------------------------------------------

Income before minority interest                                       4,770,000            4,796,000          4,464,000

Minority interest in income                                          (3,838,000)          (3,804,000)        (3,590,000)
                                                             ------------------------------------------------------------

NET INCOME                                                            $ 932,000            $ 992,000          $ 874,000
                                                             ============================================================

Limited partners' share of net income
     ($4.89, $3.88, and $4.59 per unit in
     1996, 1995, and 1994, respectively)                              $ 626,000            $ 497,000          $ 587,000
General partners' share of net income                                   306,000              495,000            287,000
                                                             ============================================================
                                                                      $ 932,000            $ 992,000          $ 874,000
                                                             ============================================================

                           See accompanying footnotes.
                                       F-3


                              PS PARTNERS IV, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1996, 1995, and 1994



                                                                       Limited             General
                                                                       Partners            Partners             Total
                                                             ------------------------------------------------------------
Balances at December 31, 1993                                       $ 27,326,000            $ 360,000       $ 27,686,000

Net income                                                               587,000              287,000            874,000

Distributions                                                         (2,509,000)            (307,000)        (2,816,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1994                                         25,404,000              340,000         25,744,000

Net income                                                               497,000              495,000            992,000

Distributions                                                         (4,365,000)            (534,000)        (4,899,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1995                                         21,536,000              301,000         21,837,000

Net income                                                               626,000              306,000            932,000

Distributions                                                         (2,672,000)            (327,000)        (2,999,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1996                                       $ 19,490,000            $ 280,000       $ 19,770,000
                                                             ============================================================

                           See accompanying footnotes.
                                       F-4


                              PS PARTNERS IV, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994



                                                                         1996                1995               1994
                                                             ------------------------------------------------------------

Cash flows from operating activities:
     Net income                                                  $ 932,000            $ 992,000          $ 874,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                           3,452,000            3,229,000          3,109,000
         (Increase) decrease in rent and other receivables         (81,000)              (9,000)            40,000
         Increase in other assets                                  (74,000)              (7,000)            (5,000)
         (Decrease) increase in accounts payable                   (79,000)             109,000             (8,000)
         Decrease in advance payments from renters                 (16,000)             (41,000)           (24,000)
         Minority interest in income                             3,838,000            3,804,000          3,590,000
                                                             -----------------------------------------------------------
              Total adjustments                                  7,040,000            7,085,000          6,702,000
                                                             ------------------------------------------------------------

                  Net cash provided by operating  activities     7,972,000            8,077,000          7,576,000

                                                             ------------------------------------------------------------

Cash flows from investing activities:

          Additions to real estate facilities                   (1,910,000)            (998,000)        (1,271,000)
                                                             ------------------------------------------------------

                  Net cash used in investing activities         (1,910,000)            (998,000)        (1,271,000)

                                                             ------------------------------------------------------

Cash flows from financing activities:

         Distributions to holder of minority interest           (3,114,000)          (3,428,000)        (3,121,000)
         Distributions to partners                              (2,999,000)          (4,899,000)        (2,816,000)
                                                             ------------------------------------------------------

                  Net cash used in financing activities         (6,113,000)          (8,327,000)        (5,937,000)

                                                             ------------------------------------------------------
Net  (decrease) increase in cash and cash equivalents              (51,000)          (1,248,000)           368,000

Cash and cash equivalents at the beginning of the year             464,000            1,712,000          1,344,000
                                                             ------------------------------------------------------

Cash and cash equivalents at the end of the year                 $ 413,000            $ 464,000        $ 1,712,000
                                                             ======================================================

                           See accompanying footnotes.
                                       F-5

                               PS PARTNERS IV, LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

               In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

               The Partnership has ownership interests in 33 properties, which exclude 3 properties transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 6). 32 of the properties are owned jointly through 23 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 49.8% to 50.9%.

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

               Minority interest in income represents PSI's share of net income with respect to the Joint Ventures. Under the terms of the partnership agreement all depreciation and amortization with respect to each Joint Venture is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages. During 1996, $50,000 was allocated to PSI with respect to the above provision.

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         (continued)
         ------------------------------------------------------------------

         Real Estate Facilities
         ----------------------
               The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

         Cash Distributions
         ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $20.88, $34.10, and $19.60 for 1996, 1995, and 1994, respectively.

         Cash and Cash Equivalents
         -------------------------
               For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------
               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Administrative expense in 1995 includes $37,000 in relation to these assessments. During 1996, the Partnership paid approximately $12,000 in related costs. Based on the assessments, the Partnership believes there are no environmental remediation requirements at this time. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       General Partners' Equity
         ------------------------
               The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and financing proceeds.

               Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

3.       Related Party Transactions
         --------------------------
               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 6.

4.       Leases
         -------
               The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

5.       Taxes Based on Income
         ---------------------
               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

               Taxable net (loss) income was $(950,000),  $585,000, and $382,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

6.       Subsequent Event
         ----------------
               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                             Costs
                                                               Initial Cost               subsequent
                                                    ------------------------------------ to acquisition
 Date                                                                    Building &        Building &
Acquired       Description          Encumbrances          Land           Improvement      Improvements
---------------------------------------------------------------------------------------------------------
Mini-warehouses
4/85    Austin/ S. First                      -         $ 778,000       $ 1,282,000        $ 157,000

4/85    Cincinnati/ E. Kemper                 -           232,000         1,573,000          222,000

4/85    Cincinnati/ Colerain                  -           253,000         1,717,000          248,000

4/85    Florence/ Tanner Lane                 -           218,000         1,477,000          247,000

5/85    Tacoma/ Phillips Rd.                  -           396,000         1,204,000          164,000

5/85    Milwaukie/ Mcloughlin II              -           458,000           742,000          268,000

7/85    San Diego/ Kearny Mesa Rd             -           783,000         1,750,000          288,000

5/85    Manchester/ S. Willow II              -           371,000         2,129,000         (255,000)

6/85    N. Hollywood/ Raymer                  -           967,000           848,000          233,000

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                              Gross Carrying Amount
                                                              At December 31, 1996
                                       --------------------------------------------------------------------
 Date                                                      Building &                        Accumulated
Acquired       Description                   Land         Improvements         Total        Depreciation
-----------------------------------------------------------------------------------------------------------
Mini-warehouses
4/85    Austin/ S. First                   $ 778,000      $ 1,439,000      $ 2,217,000         $ 675,000

4/85    Cincinnati/ E. Kemper                232,000        1,795,000        2,027,000           816,000

4/85    Cincinnati/ Colerain                 253,000        1,965,000        2,218,000           903,000

4/85    Florence/ Tanner Lane                218,000        1,724,000        1,942,000           774,000

5/85    Tacoma/ Phillips Rd.                 396,000        1,368,000        1,764,000           623,000

5/85    Milwaukie/ Mcloughlin II             458,000        1,010,000        1,468,000           457,000

7/85    San Diego/ Kearny Mesa Rd            783,000        2,038,000        2,821,000           940,000

5/85    Manchester/ S. Willow II             371,000        1,874,000        2,245,000           880,000

6/85    N. Hollywood/ Raymer                 967,000        1,081,000        2,048,000           500,000


                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                            Costs
                                                               Initial Cost                subsequent
                                                    ------------------------------------  to acquisition
 Date                                                                    Building &        Building &
Acquired       Description          Encumbrances          Land           Improvement      Improvements
------------------------------------------------------------------------------------------------------------
Mini-warehouses
7/85    Scottsdale/ 70th St                   -           632,000         1,368,000          181,000

7/85    Concord/ Hwy 29                       -           150,000           750,000          187,000

10/85   N. Hollywood/ Whitsett                -         1,524,000         2,576,000          259,000

10/85   Portland/ SE 82nd St                  -         $ 354,000         $ 496,000        $ 226,000

9/85    Madison/ Copps Ave.                   -           450,000         1,150,000          294,000

9/85    Columbus/ Sinclair                    -           307,000           893,000          122,000

9/85    Philadelphia/ Tacony St               -           118,000         1,782,000          140,000

10/85   Perrysburg/ Helen Dr.                 -           110,000         1,590,000         (186,000)

10/85   Columbus/ Ambleside                   -           124,000         1,526,000         (207,000)

10/85   Indianapolis/ Pike Place              -           229,000         1,531,000          161,000

10/85   Indianapolis/ Beach Grove             -           198,000         1,342,000          145,000

10/85   Hartford/ Roberts                     -           219,000         1,481,000          297,000

10/85   Wichita/ S. Rock Rd.                  -           501,000         1,478,000          (80,000)

10/85   Wichita/ E. Harry                     -           313,000         1,050,000          (91,000)

10/85   Wichita/ S. Woodlawn                  -           263,000           905,000         (103,000)

10/85   Wichita/ E. Kellogg                   -           185,000           658,000         (133,000)

10/85   Wichita/ S. Tyler                     -           294,000         1,004,000           (2,000)

10/85   Wichita/ W. Maple                     -         $ 234,000         $ 805,000       $ (184,000)

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                             Gross Carrying Amount
                                                             At December 31, 1996
                                      --------------------------------------------------------------------
 Date                                                     Building &                        Accumulated
Acquired       Description                  Land         Improvements         Total        Depreciation
----------------------------------------------------------------------------------------------------------
Mini-warehouses
7/85    Scottsdale/ 70th St                 632,000        1,549,000        2,181,000           702,000

7/85    Concord/ Hwy 29                     150,000          937,000        1,087,000           420,000

10/85   N. Hollywood/ Whitsett            1,524,000        2,835,000        4,359,000         1,249,000

10/85   Portland/ SE 82nd St              $ 354,000        $ 722,000      $ 1,076,000         $ 331,000

9/85    Madison/ Copps Ave.                 450,000        1,444,000        1,894,000           660,000

9/85    Columbus/ Sinclair                  307,000        1,015,000        1,322,000           454,000

9/85    Philadelphia/ Tacony St             118,000        1,922,000        2,040,000           868,000

10/85   Perrysburg/ Helen Dr.               110,000        1,404,000        1,514,000           635,000

10/85   Columbus/ Ambleside                 124,000        1,319,000        1,443,000           600,000

10/85   Indianapolis/ Pike Place            229,000        1,692,000        1,921,000           757,000

10/85   Indianapolis/ Beach Grove           198,000        1,487,000        1,685,000           651,000

10/85   Hartford/ Roberts                   219,000        1,778,000        1,997,000           769,000

10/85   Wichita/ S. Rock Rd.                642,000        1,257,000        1,899,000           583,000

10/85   Wichita/ E. Harry                   313,000          959,000        1,272,000           434,000

10/85   Wichita/ S. Woodlawn                263,000          802,000        1,065,000           353,000

10/85   Wichita/ E. Kellogg                 185,000          525,000          710,000           237,000

10/85   Wichita/ S. Tyler                   294,000        1,002,000        1,296,000           450,000

10/85   Wichita/ W. Maple                 $ 234,000        $ 621,000        $ 855,000         $ 279,000

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                              Costs
                                                                                           subsequent
                                                               Initial Cost              to acquisition
                                                    ------------------------------------
 Date                                                                    Building &        Building &
Acquired       Description          Encumbrances          Land           Improvement      Improvements
----------------------------------------------------------------------------------------------------------
Mini-warehouses
10/85   Wichita/ Carey Lane                   -           192,000           674,000         (132,000)

10/85   Wichita/ E. Macarthur                 -           220,000           775,000         (192,000)

10/85   Joplin/ S. Range Line                 -           264,000           904,000          (69,000)

12/85   Milpitas                              -         1,623,000         1,577,000          250,000

12/85   Pleasanton/ Santa Rita                -         1,226,000         2,078,000          251,000

7/88    Fort Wayne                            -           101,000         1,524,000          (19,000)


Business
  parks

7/85    Timberway                             -         2,221,000        12,179,000        2,841,000

10/85   One Park Ten                          -         2,365,000         6,215,000        3,320,000

10/85   Park Terrace                          -           943,000         2,477,000        1,021,000

                                  ------------------------------------------------------------------------
        TOTAL                                 -      $ 19,816,000      $ 63,510,000      $ 9,869,000
                                  ========================================================================

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                              Gross Carrying Amount
                                                             At December 31, 1996
                                      --------------------------------------------------------------------
 Date                                                     Building &                        Accumulated
Acquired       Description                  Land         Improvements         Total        Depreciation
----------------------------------------------------------------------------------------------------------

Mini-warehouses
10/85   Wichita/ Carey Lane                 192,000          542,000          734,000           245,000

10/85   Wichita/ E. Macarthur               220,000          583,000          803,000           271,000

10/85   Joplin/ S. Range Line               264,000          835,000        1,099,000           385,000

12/85   Milpitas                          1,623,000        1,827,000        3,450,000           793,000

12/85   Pleasanton/ Santa Rita            1,226,000        2,329,000        3,555,000           999,000

7/88    Fort Wayne                          101,000        1,505,000        1,606,000           519,000


Business
  parks

7/85    Timberway                         2,221,000       15,020,000       17,241,000         7,566,000

10/85   One Park Ten                      2,365,000        9,535,000       11,900,000         4,094,000

10/85   Park Terrace                        943,000        3,498,000        4,441,000         2,272,000

                                  ------------------------------------------------------------------------
        TOTAL                          $ 19,957,000     $ 73,238,000     $ 93,195,000      $ 34,144,000
                                  ========================================================================

                              PS PARTNERS IV, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(B)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS COST CARRYING RECONCILIATION


                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------

                                                                            1996             1995              1994
                                                                      ----------------------------------------------------
Balance at beginning of the period                                       $ 91,285,000     $ 90,287,000      $ 89,016,000

Additions during the period:

  Improvements, etc.                                                        1,910,000          998,000         1,271,000


Deductions during the period:                                                       -                -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 93,195,000     $ 91,285,000      $ 90,287,000
                                                                      ====================================================

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------

                                                                            1996             1995              1994
                                                                      ----------------------------------------------------


Balance at beginning of the period                                       $ 30,692,000     $ 27,463,000      $ 24,354,000

Additions during the period:

  Depreciation                                                              3,452,000        3,229,000         3,109,000


Deductions during the period:                                                       -                -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 34,144,000     $ 30,692,000      $ 27,463,000
                                                                      ====================================================

(C) The aggregate cost of real estate for Federal income tax purposes is $91,917,000 at December 31, 1996.