Form 10-Q
period 1997-06-30
PS PARTNERS IV LTD
filed 1997-08-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                  to
                               ----------------    ---------------
Commission File Number 0-14475
                       -------

                              PS PARTNERS IV, LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)



               California                                      95-3931619
----------------------------------------                 ---------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                 91201-2394
----------------------------------------                 ---------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

    Condensed consolidated balance sheets at June 30, 1997
         and December 31, 1996                                        2

    Condensed consolidated statements of income for the three
         and six months ended June 30, 1997 and 1996                  3

    Condensed consolidated statements of cash flows for the
         six months ended June 30, 1997 and 1996                      4-5

    Notes to condensed consolidated financial statements              6-7

    Management's discussion and analysis of financial condition
         and results of operations                                    8-10

PART II.  OTHER INFORMATION

    (Items 1 through 5 are not applicable)

    Item 6 - Exhibits and Reports on Form 8-K                         11

                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     June 30,        December 31,
                                                                                       1997              1996
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                              $ 801,000        $ 413,000

Rent and other receivables                                                                89,000          136,000

Real estate facilities, at cost:
    Land                                                                              14,429,000       19,957,000
    Buildings and equipment                                                           45,553,000       73,238,000
                                                                                 -----------------------------------
                                                                                      59,982,000       93,195,000

    Less accumulated depreciation                                                    (21,308,000)     (34,144,000)
                                                                                 -----------------------------------
                                                                                      38,674,000       59,051,000

Investment in real estate entity                                                      19,963,000                -

Other assets                                                                             107,000          232,000
                                                                                 -----------------------------------

                                                                                    $ 59,634,000     $ 59,832,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                       $ 550,000      $ 1,049,000

Advance payments from renters                                                            420,000          402,000

Minority interest in general partnerships                                             39,020,000       38,611,000

Partners' equity:
    Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                                        19,365,000       19,490,000
    General partner's equity                                                             279,000          280,000
                                                                                 -----------------------------------

      Total partners' equity                                                          19,644,000       19,770,000
                                                                                 -----------------------------------

                                                                                    $ 59,634,000     $ 59,832,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                             -------------------------------------------------------------------
                                                                  1997            1996             1997             1996
                                                             -------------------------------------------------------------------

       REVENUE:

       Rental income                                            $ 3,012,000     $ 3,770,000     $ 5,928,000      $ 7,521,000
       Equity in income of real estate entity                       182,000               -         310,000                -
       Interest income                                                8,000           5,000          12,000            9,000
                                                             -------------------------------------------------------------------
                                                                  3,202,000       3,775,000       6,250,000        7,530,000
                                                             -------------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                         1,016,000       1,468,000       2,032,000        2,907,000
       Management fees                                              181,000         217,000         356,000          433,000
       Depreciation and amortization                                551,000         853,000       1,095,000        1,701,000
       Administrative                                                60,000          63,000          79,000           80,000
                                                             -------------------------------------------------------------------
                                                                  1,808,000       2,601,000       3,562,000        5,121,000
                                                             -------------------------------------------------------------------

       Income before minority interest                            1,394,000       1,174,000       2,688,000        2,409,000

       Minority interest in income                                 (940,000)       (956,000)     (1,814,000)      (1,910,000)
                                                             -------------------------------------------------------------------

       NET INCOME                                                 $ 454,000       $ 218,000       $ 874,000        $ 499,000
                                                             ===================================================================

       Limited partners' share of net income
          ($5.98 per unit in 1997 and $2.70
          per unit in 1996)                                                                       $ 766,000        $ 346,000
       General partner's share of net income                                                        108,000          153,000
                                                                                             -----------------------------------

                                                                                                  $ 874,000        $ 499,000
                                                                                             ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                        ------------------------------------
                                                                                              1997              1996
                                                                                        ------------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                                       $ 874,000         $ 499,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                                1,095,000         1,701,000
                 Decrease (increase) in rent and other receivables                               47,000           (20,000)
                 Decrease (increase) in other assets                                            125,000           (31,000)
                 Decrease in accounts payable                                                  (499,000)         (165,000)
                 Increase (decrease) in advance payments from renters                            18,000            (3,000)
                 Equity in income of real estate entity                                        (310,000)                -
                 Minority interest in income                                                  1,814,000         1,910,000
                                                                                        ------------------------------------

                   Total adjustments                                                          2,290,000         3,392,000
                                                                                        ------------------------------------

                   Net cash provided by operating activities                                  3,164,000         3,891,000
                                                                                        ------------------------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:

             Investment in real estate entity                                                    (1,000)                -
             Additions to real estate facilities                                               (370,000)         (475,000)
                                                                                        ------------------------------------

                   Net cash used in investing activities                                       (371,000)         (475,000)
                                                                                        ------------------------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:

             Distributions to holder of minority interest                                    (1,405,000)       (1,613,000)
             Distributions to partners                                                       (1,000,000)       (1,999,000)
                                                                                        ------------------------------------

                   Net cash used in financing activities                                     (2,405,000)       (3,612,000)
                                                                                        ------------------------------------

          Net increase (decrease) in cash and cash equivalents                                  388,000          (196,000)

          Cash and cash equivalents at the beginning of the period                              413,000           464,000
                                                                                        ------------------------------------

          Cash and cash equivalents at the end of the period                                  $ 801,000          $ 268,000
                                                                                        ====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                        1997             1996
                                                                                  ----------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entity                                                $ (19,653,000)         $ -

    Transfer of real estate facilities for interest in real estate entity              19,653,000            -

                            See accompanying notes.
                                       5

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties (also referred to as business park facilities). In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its three commercial properties, which were owned jointly by the Partnership and PSI, for 500,000 limited partnership units, which represented approximately 7.5% of the initial capitalization of the partnership underlying AOPP.

     The number of limited partnership units received by the Partnership was based on the relative fair market value of the Partnership's commercial properties exchanged compared to the aggregate of all other real estate assets exchanged for limited partnership units in the underlying partnership. The Partnership's limited partnership units, pursuant to the terms and conditions of the governing documents, are convertible into shares of common stock of AOPP.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and six months ended June 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the three months ended June 30, 1997 was $454,000 compared to $218,000 for the three months ended June 30, 1996, representing an increase of $236,000, or 108%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $3,012,000 compared to $2,888,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of $124,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, partially offset by decreased average occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.58 for the three months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 89% for the three months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $40,000, or 4%, to $1,197,000 from $1,157,000 for the three months ended June 30, 1997 and 1996, respectively. This increase is primarily attributable to an increase in payroll expense. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $84,000, or 5%, from $1,731,000 to $1,815,000 for the three months ended June 30, 1996 and 1997, respectively.

     Effective January 2, 1997, Public Storage, Inc. ("PSI"), the Partnership's general partner, formed a new private real estate investment trust named American Office Park Properties, Inc. ("AOPP") which will focus its investment efforts on the ownership and management of commercial properties. In connection with the formation of AOPP, PSI and affiliated partnerships transferred commercial properties to a newly created partnership underlying AOPP in exchange for limited partnership interests (AOPP and the underlying partnership collectively referred to as the "New REIT"). The Partnership participated in the initial transaction by exchanging its three commercial properties, which were owned jointly by the Partnership and PSI, for 500,000 limited partnership units, which represented approximately 7.5% of the initial capitalization of the partnership underlying AOPP.

         The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended June 30, 1996:


                                                   Three Months Ended June 30,
                                                 ------------------------------
                                                       1997            1996
                                                 ---------------   ------------

Equity in earnings of real estate entity           $  182,000     $         -
Rental income                                               -         882,000
Cost of operations                                          -         528,000
                                                 ---------------   ------------
Net operating income                                  182,000         354,000
Depreciation                                                -         326,000
                                                 ---------------   ------------
                                                   $  182,000       $  28,000
                                                 ===============   ============

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $24,000 from $527,000 to $551,000 for the three months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income decreased $16,000, or 2%, to $940,000 from $956,000 for the three months ended June 30, 1997 and 1996, respectively. This decrease was primarily attributable to a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $874,000 compared to $499,000 for the six months ended June 30, 1996, representing an increase of $375,000, or 75%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations, combined with a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $5,928,000 compared to $5,678,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of $250,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, partially offset by decreased occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.58 for the six months ended June 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 90% to 88% for the six months ended June 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $130,000, or 6%, to $2,388,000 from $2,258,000 for the six months ended June 30,
1997 and 1996, respectively. This increase is primarily attributable to increases in advertising and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $120,000, or 4%, from $3,420,000 to $3,540,000 for the six months ended June 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the six months ended June 30, 1997 compared to the operation of the exchanged business park facilities for the six months ended June 30, 1996:


                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                       1997            1996
                                                  ---------------   -----------
Equity in earnings of real estate entity           $  310,000      $         -
Rental income                                               -        1,843,000
Cost of operations                                          -        1,082,000
                                                  ---------------   -----------
Net operating income                                  310,000          761,000
Depreciation                                                -          662,000
                                                  ---------------   -----------
                                                   $  310,000        $  99,000
                                                  ===============   ===========

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $56,000 from $1,039,000 to $1,095,000 for the six months ended June 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $1,814,000 in 1997 compared to $1,910,000 in 1996, representing a decrease of $96,000, or 5%. This decrease was primarily attributable to a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,164,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,340,000 of capital improvements (of which $663,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were $370,000 for the six months ended June 30, 1997 of which $211,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $890,000 ($6.96 per unit) and $110,000, respectively, during the first six months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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



                       DATED:      August 13, 1997
                                   PS PARTNERS IV, LTD.
                       BY:         Public Storage, Inc.
                                   General Partner

                       BY:         /s/ John Reyes
                                   --------------

                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)