Form 10-Q
period 1997-09-30
PS PARTNERS IV LTD
filed 1997-11-13
CIK 748901

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                               ------  -------


Commission File Number 0-14475
                       -------

                                PS PARTNERS IV, LTD.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------


    California                                            95-3931619
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


   701 Western Avenue
   Glendale, California                                          91201-2394
----------------------------------------                ------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at September 30, 1997
               and December 31, 1996                                       2

         Condensed consolidated statements of income for the three
              and nine months ended September 30, 1997 and 1996            3

         Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996              4-5

         Notes to condensed consolidated financial statements            6-7

         Management's discussion and analysis of financial condition
              and results of operations                                 8-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        12

                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,      December 31,
                                                                                       1997             1996
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                            $ 1,083,000        $ 413,000

Rent and other receivables                                                                93,000          136,000

Real estate facilities, at cost:
    Land                                                                              14,429,000       19,957,000
    Buildings and equipment                                                           45,975,000       73,238,000
                                                                                 -----------------------------------
                                                                                      60,404,000       93,195,000

    Less accumulated depreciation                                                    (21,870,000)     (34,144,000)
                                                                                 -----------------------------------
                                                                                      38,534,000       59,051,000

Investment in real estate entity                                                      20,122,000                -

Other assets                                                                             105,000          232,000
                                                                                 -----------------------------------

                                                                                    $ 59,937,000     $ 59,832,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                       $ 818,000      $ 1,049,000

Advance payments from renters                                                            389,000          402,000

Minority interest in general partnerships                                             39,054,000       38,611,000

Partners' equity:
    Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                                        19,396,000       19,490,000
    General partner's equity                                                             280,000          280,000
                                                                                 -----------------------------------

      Total partners' equity                                                          19,676,000       19,770,000
                                                                                 -----------------------------------

                                                                                    $ 59,937,000     $ 59,832,000
                                                                                 ===================================

                             See accompanying notes.

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                      -------------------------------------------------------------------
                                                           1997            1996             1997             1996
                                                      -------------------------------------------------------------------
REVENUE:
Rental income                                            $ 3,149,000     $ 3,819,000     $ 9,077,000     $ 11,340,000
Equity in income of real estate entity                       159,000               -         469,000                -
Interest income                                               12,000           5,000          24,000           14,000
                                                      -------------------------------------------------------------------
                                                           3,320,000       3,824,000       9,570,000       11,354,000
                                                      -------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                         1,001,000       1,513,000       3,033,000        4,420,000
Management fees                                              190,000         221,000         546,000          654,000
Depreciation and amortization                                562,000         870,000       1,657,000        2,571,000
Administrative                                                39,000          38,000         118,000          118,000
                                                      -------------------------------------------------------------------
                                                           1,792,000       2,642,000       5,354,000        7,763,000
                                                      -------------------------------------------------------------------

Income before minority interest                            1,528,000       1,182,000       4,216,000        3,591,000

Minority interest in income                                 (996,000)       (961,000)     (2,810,000)      (2,871,000)
                                                      -------------------------------------------------------------------

NET INCOME                                                 $ 532,000       $ 221,000     $ 1,406,000        $ 720,000
                                                      ===================================================================

Limited partners' share of net income
   ($9.71 per unit in 1997 and $3.63
   per unit in 1996)                                                                     $ 1,243,000        $ 465,000
General partner's share of net income                                                        163,000          255,000
                                                                                      -----------------------------------
                                                                                         $ 1,406,000        $ 720,000
                                                                                      ===================================


                             See accompanying notes.

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              ------------------------------------
                                                                                    1997              1996
                                                                              ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                     $ 1,406,000         $ 720,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                                1,657,000         2,571,000
       Decrease (increase) in rent and other receivables                               43,000           (37,000)
       Decrease (increase) in other assets                                            127,000           (57,000)
       (Decrease) increase in accounts payable                                       (231,000)           90,000
       Decrease in advance payments from renters                                      (13,000)          (22,000)
       Equity in income of real estate entity                                        (469,000)                -
       Minority interest in income                                                  2,810,000         2,871,000
                                                                              ------------------------------------

         Total adjustments                                                          3,924,000         5,416,000
                                                                              ------------------------------------

         Net cash provided by operating activities                                  5,330,000         6,136,000
                                                                              ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investment in real estate entity                                                    (1,000)                -
   Additions to real estate facilities                                               (792,000)         (962,000)
                                                                              ------------------------------------

         Net cash used in investing activities                                       (793,000)         (962,000)
                                                                              ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to holder of minority interest                                    (2,367,000)       (2,415,000)
   Distributions to partners                                                       (1,500,000)       (2,499,000)
                                                                              ------------------------------------

         Net cash used in financing activities                                     (3,867,000)       (4,914,000)
                                                                              ------------------------------------

Net increase in cash and cash equivalents                                             670,000           260,000

Cash and cash equivalents at the beginning of the period                              413,000           464,000
                                                                              ------------------------------------

Cash and cash equivalents at the end of the period                                $ 1,083,000          $ 724,000
                                                                              ====================================

                             See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                                                          Nine Months Ended
                                                                                            September 30,
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




                             See accompanying notes.

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

          The Partnership accounts for its investment in New REIT using the equity method of accounting; accordingly, equity in earnings of real estate entity, as reflected on the Partnership's statement of income for the three and nine months ended September 30, 1997, reflects the Partnership's pro rata share of the earnings of the New REIT. The investment was initially recorded at the Partnership's net book value of its properties exchanged for limited partnership units. The investment is subsequently adjusted for the Partnership's pro rata share of income and distributions from the underlying partnership of the New REIT.

                             PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the three months ended September 30, 1997 was $532,000 compared to $221,000 for the three months ended September 30, 1996, representing an increase of $311,000, or 141%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations.

     Rental income for the Partnership's mini-warehouse operations was $3,149,000 compared to $3,005,000 for the three months ended September 30, 1997 and 1996, respectively, representing an increase of $144,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, partially offset by decreased average occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.59 for the three months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 93% to 91% for the three months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) decreased $25,000, or 2%, to $1,191,000 from $1,216,000 for the three months ended September 30, 1997 and 1996, respectively. This decrease is primarily attributable to decreases in payroll and repairs and maintenance expenses, partially offset by increased management fee expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $169,000, or 9%, from $1,789,000 to $1,958,000 for the three months ended September 30, 1996 and 1997, respectively.

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

     The Partnership accounts for its investment in New REIT using the equity method of accounting. The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the three months ended
September 30, 1997 compared to the operation of the exchanged business park facilities for the three months ended September 30, 1996:

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1997              1996
                                                --------------------------------
  Equity in earnings of real estate entity         $  159,000       $         -
  Rental income                                             -           814,000
  Cost of operations                                        -           518,000
                                                --------------------------------
  Net operating income                                159,000           296,000
  Depreciation                                              -           337,000
                                                --------------------------------
                                                   $  159,000        $  (41,000)
                                                ================================


     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $29,000 from $533,000 to $562,000 for the three months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.


     Minority interest in income increased $35,000, or 4%, to $996,000 from $961,000 for the three months ended September 30, 1997 and 1996, respectively. This increase was primarily attributable to an increase in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $1,406,000 compared to $720,000 for the nine months ended September 30, 1996, representing an increase of $686,000, or 95%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate entity, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations, combined with a decrease in minority interest in income for those properties held in joint venture with PSI.

     Rental income for the Partnership's mini-warehouse operations was $9,077,000 compared to $8,683,000 for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of $394,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, partially offset by decreased occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 compared to $.58 for the nine months ended September 30, 1997 and 1996, respectively. The weighted average occupancy levels at the mini-warehouse facilities decreased from 91% to 89% for the nine months ended September 30, 1996 and 1997, respectively. Cost of operations (including management fees) increased $105,000, or 3%, to $3,579,000 from $3,474,000 for the nine months ended September 30, 1997 and 1996, respectively. This increase is primarily attributable to increases in advertising, property tax, payroll, and office expenses, partially offset by a decrease in repairs and maintenance expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $289,000, or 6%, from $5,209,000 to $5,498,000 for the nine months ended September 30, 1996 and 1997, respectively.

     The following table summarizes the Partnership's equity in earnings from its investment in the New REIT for the nine months ended September 30, 1997 compared to the operation of the exchanged business park facilities for the nine months ended September 30, 1996:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1997             1996
                                                 -------------------------------
     Equity in earnings of real estate entity     $  469,000      $         -
     Rental income                                         -        2,657,000
     Cost of operations                                    -        1,600,000
                                                 -------------------------------
     Net operating income                            469,000        1,057,000
     Depreciation                                          -          999,000
                                                 -------------------------------
                                                  $  469,000        $  58,000
                                                 ===============================

     Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $85,000 from $1,572,000 to $1,657,000 for the nine months ended September 30, 1996 and 1997, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income was $2,810,000 in 1997 compared to $2,871,000 in 1996, representing a decrease of $61,000, or 2%. This decrease was primarily attributable to a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,330,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

     During 1997, the Partnership anticipates approximately $1,340,000 of capital improvements (of which $663,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. This program continued in 1997. Total capital improvements were
$792,000 for the nine months ended September 30, 1997 of which $422,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,336,000 ($10.44 per unit) and $164,000, respectively, during the first nine months of 1997. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:  November 13, 1997
                                   PS PARTNERS IV, LTD.
                           BY:     Public Storage, Inc.
                                   General Partner

                           BY:     /s/ John Reyes
                                   ----------------------------------------
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)