Form 10-K405
period 1997-12-31
PS PARTNERS IV LTD
filed 1998-03-30
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-14475
                       -------

                               PS PARTNERS IV, LTD
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                         95-3931619
------------------------------------                   -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

        701 Western Avenue
       Glendale, California                                    91201-2394
------------------------------------                   -------------------------
    (Address of principal executive                            (Zip Code)
               offices)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                     PART I

ITEM 1.           Business.
                  ---------
General
-------

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

         Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 54.93% of the Partnership's limited partnership units, and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. The
Partnership originally acquired interests in 40 properties. Three of those properties were sold to the original seller during 1987 and another property was purchased during 1988. In addition, two properties, with secured mortgage notes, were foreclosed upon in January 1991 by the lender. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------

         Through 1996, the Partnership owned and operated three office buildings, two of which are located in San Antonio, Texas and the other in Houston, Texas. These properties were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

         The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1990-1993, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

              * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
              44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

              * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 90% in 1996 to 89% in 1997. Realized monthly rents per occupied square foot increased from $.59 in 1996 to $.62 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

              * Professional   property    operation.   In    addition   to  the
              approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------

         Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

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

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 120 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 2.           Properties.
                  -----------

         The following table sets forth information as of December 31, 1997, about properties owned by the Partnership. All but one of these properties were acquired jointly with PSI and were contributed to a general partnership comprised of the Partnership and PSI.

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
----------------------    -----------      ------      -----------    ----------
ARIZONA
Scottsdale                    44,300         555         07/12/85          50.9%
   70th St.
CALIFORNIA
Milpitas                      54,700         701         12/24/85          50.0
   Pecten Ct.
N. Hollywood                  28,900         500         06/07/85          50.0
   Raymer St.
N. Hollywood                  50,000         829         10/04/85          50.0
   Whitsett Ave.

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
----------------------    -----------      ------      -----------    ----------
Pleasanton                    71,800         583         12/17/85          50.0%
   Santa Rita Rd.
San Diego                     50,800         640         07/11/85          50.0
   Kearny Mesa Rd.
CONNECTICUT
Hartford                      47,000         430         10/17/85          50.0
   Roberts St.
INDIANA
Ft. Wayne                     58,900         431         07/06/88         100.0
   Illinois Rd.
Indianapolis                  59,200       5,231         10/31/85          50.0
   Elmwood
Indianapolis                  59,200         539         10/31/85          50.0
   Pike Plaza Rd.
KANSAS
Wichita                       44,200         348         10/09/85          49.9
   Carey Lane
Wichita                       64,200         426         10/09/85          49.9
   E. Harry
Wichita                       40,800         326         10/09/85          49.9
   E. Kellogg
Wichita                       47,100         377         10/09/85          49.9
   E. MacArthur
Wichita                      107,600         814         10/09/85          49.9
   S. Rock Road
Wichita                       63,300         566         10/09/85          49.9
   S. Tyler Rd.
Wichita                       55,700         412         10/09/85          49.9
   S. Woodlawn
Wichita                       53,200         451         10/09/85          49.9
   W. Maple
KENTUCKY
Florence                      53,800         449         04/30/85          50.0
   Tanner Lane
MISSOURI
Joplin                        56,200         452         10/09/85          49.9
   S. Range Line
NEW HAMPSHIRE
Manchester                    61,600         536         05/20/85          50.0
   S. Willow II
NORTH CAROLINA
Concord                       41,000         454         07/26/85          50.0
   Highway 29
OHIO
Cincinnati                    53,100         502         04/30/85          50.0
   Colerain Ave.
Cincinnati                    50,100         464         04/30/85          50.0
   E. Kemper
Columbus                      62,800         526         10/04/85          50.0
   Ambleside Dr.

                              Net          Number
                            Rentable         of          Date of       Ownership
Location                  Square Feet      Spaces      Acquisition    Percentage
----------------------    -----------      ------      -----------    ----------
Columbus                      56,900         456         09/25/85          50.0%
   Sinclair Rd.
Perrysburg                    62,800         518         10/29/85          50.0
   Helen Drive
OREGON
Milwaukie                     50,600         494         05/17/85          49.8
   McLoughlin II
Portland                      35,100         451         10/02/85          50.0
   SE 82nd St.
PENNSYLVANIA
Philadelphia                  50,500         442         09/12/85          50.0
   Tacony St.
TEXAS
Austin                        66,700         852         04/18/85          50.0
   S. First St.
WASHINGTON
Tacoma                        47,300         524         05/23/85          50.0
   Phillips Rd. S.W.
WISCONSIN
Madison                       71,700         413         09/18/85          50.0
   Copps Avenue


         The weighted average occupancy level for the mini-warehouse facilities was 89% in 1997 compared to 90% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 in 1997 compared to $.59 in 1996.

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

ITEM 4.           Submission of Matters to a Vote of Security Holders.
                  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.           Market for the Partnership's Common Equity and Related
                  ------------------------------------------------------
                  Stockholder Matters.
                  --------------------


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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 2,528 record holders of Units.

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

ITEM 6.           Selected Financial Data.
                  ------------------------


                                                                 For the Years Ended December 31,
                                            ----------------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                            -------------  -------------  --------------  --------------  --------------
                                                                 (In thousands, except per Unit data)


Revenues                                    $ 12,801        $ 15,020       $ 14,563        $ 13,972        $ 13,589

Depreciation and amortization                  2,232           3,452          3,229           3,109           3,473

Net income (loss)                              1,924             932            992             874             303

   Limited partners' share                     1,707             626            497             587              58

   General partners' share                       217             306            495             287             245

Limited partners'
   per unit data (a)

   Net income (loss)                         $ 13.34          $ 4.89         $ 3.88          $ 4.59            $.45

   Cash distributions (b)                    $ 13.92         $ 20.88        $ 34.10         $ 19.60         $ 17.00

As of December 31,
------------------
Cash and cash  equivalents                   $ 1,523           $ 413          $ 464         $ 1,712         $ 1,344

Total assets                                $ 59,974        $ 59,832       $ 61,270        $ 64,733        $ 66,238


(a) Limited partners' per unit data is based on the weighted average number of units outstanding during the year. (128,000 units).

(b) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the Partnership's operating reserve estimated to be $6.26 per Unit.

ITEM 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $1,924,000 in 1997 compared to $932,000 in 1996, representing an increase of $992,000, or 106%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate partnership, the increase is primarily attributable to an increase in the Partnership's mini-warehouse operations, combined with a decrease in minority interest in income for those properties held in joint venture with PSI.

         Rental income for the Partnership's mini-warehouse operations was $12,160,000 in 1997 compared to $11,606,000 in 1996, representing an increase of $554,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, partially offset by decreased occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.62 in 1997 compared to $.59 in 1996. The weighted average occupancy levels at the mini-warehouse facilities decreased from 90% in 1996 to 89% for 1997. Cost of operations (including management fees) increased $156,000, or 3%, to $4,720,000 during 1997 from $4,564,000 in 1996.
This increase is primarily attributable to increases in advertising, management fee, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $398,000, or 6%, from $7,042,000 in 1996 to $7,440,000 in 1997.

         The following  table  summarizes  the  Partnership's  operating  income
(loss), net of depreciation, from its investment in PSBPLP in 1997 compared to that of the exchanged business park facilities during 1996:

                                                         1997            1996
                                                     -----------     -----------
Equity in earnings of real estate partnership        $  602,000     $         -
Rental income                                                 -       3,392,000
Cost of operations                                            -       2,095,000
                                                     -----------     -----------
Net operating income                                    602,000       1,297,000
Depreciation                                                  -       1,338,000
                                                     -----------     -----------
Operating income (loss), net of depreciation         $  602,000      $  (41,000)
                                                     ===========     ===========

         The difference in operating income (loss), net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in property operations.

         Depreciation and amortization attributable to the Partnership's mini-warehouse facilities increased $118,000 from $2,114,000 in 1996 to $2,232,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

         Minority interest in income was $3,782,000 in 1997 compared to $3,838,000 in 1996, representing a decrease of $56,000. This decrease was primarily attributable to a decrease in net income (net of depreciation) for the Partnership's real estate facilities owned jointly with PSI.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1997 totaling $1,523,000.

         Cash flows from operating activities ($7,157,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,094,000, $1,910,000, and $998,000 in 1997, 1996, and 1995, respectively. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. In addition to these budgeted improvements, the increase in 1996 capital improvements is primarily attributable to tenant improvements at the Partnership's business park facilities. During 1998, the Partnership anticipates incurring approximately $850,000 of capital improvements (including PSI's joint venture share of $420,000).

         The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                Total                     Per Unit
                            -----------                   --------
 1997                       $2,000,000                     $13.92
 1996                        2,999,000                      20.88
 1995                        4,899,000                      34.10
 1994                        2,816,000                      19.60
 1993                        2,442,000                      17.00
 1992                        2,968,000                      20.66
 1991                        3,607,000                      25.11
 1990                        3,144,000                      21.89
 1989                        3,097,000                      21.56
 1988                        3,769,000                      26.23
 1987                        3,770,000                      26.23
 1986                        3,593,000                      25.00

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

Impact of Year 2000
-------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.           Financial Statements and Supplementary Data.
                  --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

Item 9.           Disagreements on Accounting and Financial Disclosure.
                  -----------------------------------------------------
         None.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Partnership.
                  ----------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the
Partnership transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


       Name                                    Positions with PSI
-------------------------      -------------------------------------------------

B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack, Jr.         Director
Uri P. Harkham                 Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11.         Executive Compensation.
                 -----------------------

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.
                 ---------------------------------------------------------------

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:


     Title                                         Amount of            Percent
       of            Name and Address of           Beneficial              of
     Class             Beneficial Owner            Ownership             Class
-------------     ---------------------------   -----------------      --------
Units of          Public Storage, Inc.
Limited           701 Western Avenue
Partnership       Glendale, CA 91201-2394 (1)   70,308 Units (1)        54.93%
Interest

-------------------------

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the joint venture properties on these terms.

ITEM 13.          Certain Relationships and Related Transactions.
                  -----------------------------------------------

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

         During 1997, approximately $200,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $731,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.



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

                                         PS PARTNERS IV, LTD.
Dated:  March 26, 1998           By:     Public Storage, Inc., General Partner

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

                Signature                                     Capacity                                Date
------------------------------------       ---------------------------------------------        --------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
------------------------------------       Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
------------------------------------       of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
------------------------------------       of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)



/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Dann V. Angeloff


/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------------
Uri P. Harkham


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

                                  (Item 14 (a))


                                                                    Page
                                                                 References


Report of Independent Auditors                                      F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                         F-2

For the years ended December 31, 1997, 1996 and 1995:

   Consolidated Statements of Income                                F-3

   Consolidated Statements of Partners' Equity                      F-4

   Consolidated Statements of Cash Flows                         F-5 - F-6

   Notes to Consolidated Financial Statements                    F-7 - F-9

Schedule

   III - Real Estate and Accumulated Depreciation               F-10 - F-12

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the consolidated balance sheets of PS Partners IV, Ltd. as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners IV, Ltd. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996



                                                                        1997               1996
                                                                 ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                               $ 1,523,000          $ 413,000

Rent and other receivables                                                   81,000            136,000

Real estate facilities, at cost:
    Land                                                                 14,428,000         19,957,000
    Buildings and equipment                                              46,279,000         73,238,000
                                                                 ---------------------------------------
                                                                         60,707,000         93,195,000

    Less accumulated depreciation                                       (22,444,000)       (34,144,000)
                                                                 ---------------------------------------
                                                                         38,263,000         59,051,000

Investment in real estate partnership                                    20,001,000                  -

Other assets                                                                106,000            232,000
                                                                 ---------------------------------------

                                                                       $ 59,974,000       $ 59,832,000
                                                                 =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                          $ 702,000        $ 1,049,000

Advance payments from renters                                               389,000            402,000

Minority interest in general partnerships                                39,189,000         38,611,000

Partners' equity:
    Limited partners' equity, $500 per unit, 128,000
       units authorized, issued and outstanding                          19,414,000         19,490,000
    General partner's equity                                                280,000            280,000
                                                                 ---------------------------------------

       Total partners' equity                                            19,694,000         19,770,000
                                                                 ---------------------------------------

                                                                       $ 59,974,000       $ 59,832,000
                                                                 =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS IV, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                     1997                1996               1995
                                                             ------------------------------------------------------------

REVENUE:

Rental income                                                      $ 12,160,000         $ 14,998,000       $ 14,487,000
Equity in income of real estate partnership                             602,000                    -                  -
Interest income                                                          39,000               22,000             76,000
                                                             ------------------------------------------------------------
                                                                     12,801,000           15,020,000         14,563,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                    3,989,000            5,792,000          5,524,000
Management fees                                                         731,000              867,000            839,000
Depreciation and amortization                                         2,232,000            3,452,000          3,229,000
Administrative                                                          143,000              139,000            175,000
                                                             ------------------------------------------------------------
                                                                      7,095,000           10,250,000          9,767,000
                                                             ------------------------------------------------------------

Income before minority interest                                       5,706,000            4,770,000          4,796,000

Minority interest in income                                          (3,782,000)          (3,838,000)        (3,804,000)
                                                             ------------------------------------------------------------

NET INCOME                                                          $ 1,924,000            $ 932,000          $ 992,000
                                                             ============================================================

Limited partners' share of net income
    ($13.34, $4.89, and $3.88 per unit in
    1997, 1996, and 1995, respectively)                             $ 1,707,000            $ 626,000          $ 497,000
General partner's share of net income                                   217,000              306,000            495,000
                                                             ------------------------------------------------------------
                                                                    $ 1,924,000            $ 932,000          $ 992,000
                                                             ============================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS IV, LTD.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                   Limited             General
                                                                   Partners            Partners             Total
                                                             ------------------------------------------------------------

Balances at December 31, 1994                                       $ 25,404,000            $ 340,000       $ 25,744,000

Net income                                                               497,000              495,000            992,000

Distributions                                                         (4,365,000)            (534,000)        (4,899,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1995                                         21,536,000              301,000         21,837,000

Net income                                                               626,000              306,000            932,000

Distributions                                                         (2,672,000)            (327,000)        (2,999,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1996                                         19,490,000              280,000         19,770,000

Net income                                                             1,707,000              217,000          1,924,000

Distributions                                                         (1,783,000)            (217,000)        (2,000,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1997                                       $ 19,414,000            $ 280,000       $ 19,694,000
                                                             ============================================================


                            See accompanying notes.
                                      F-4

                              PS PARTNERS IV, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                       1997               1996               1995
                                                                ---------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                         $ 1,924,000           $ 932,000         $ 992,000

    Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                     2,232,000           3,452,000         3,229,000
       Decrease (increase) in rent and other receivables                    55,000             (81,000)           (9,000)
       Decrease (increase) in other assets                                 126,000             (74,000)           (7,000)
       (Decrease) increase in accounts payable                            (347,000)            (79,000)          109,000
       Decrease in advance payments from renters                           (13,000)            (16,000)          (41,000)
       Equity in income of real estate partnership                        (602,000)                  -                 -
       Minority interest in income                                       3,782,000           3,838,000         3,804,000
                                                                ---------------------------------------------------------

          Total adjustments                                              5,233,000           7,040,000         7,085,000
                                                                ---------------------------------------------------------

          Net cash provided by operating activities                      7,157,000           7,972,000         8,077,000
                                                                ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Distributions from real estate partnership                             252,000                   -                 -
    Investment in real estate partnership                                   (1,000)                  -                 -
    Additions to real estate facilities                                 (1,094,000)         (1,910,000)         (998,000)
                                                                ---------------------------------------------------------

          Net cash used in investing activities                           (843,000)         (1,910,000)         (998,000)
                                                                ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to holder of minority interest                        (3,204,000)         (3,114,000)       (3,428,000)
    Distributions to partners                                           (2,000,000)         (2,999,000)       (4,899,000)
                                                                ---------------------------------------------------------

          Net cash used in financing activities                         (5,204,000)         (6,113,000)       (8,327,000)
                                                                ---------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     1,110,000             (51,000)       (1,248,000)

Cash and cash equivalents at the beginning of the period                   413,000             464,000         1,712,000
                                                                ---------------------------------------------------------

Cash and cash equivalents at the end of the period                     $ 1,523,000           $ 413,000         $ 464,000
                                                                =========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS IV, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                                    1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate partnership                                      $ (19,650,000)             $ -          $ -

    Transfer of real estate facilities for interest in real estate
    partnership, net                                                              19,650,000                -            -


                            See accompanying notes.
                                      F-6

                               PS PARTNERS IV, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



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

                  The Partnership has ownership interests in 33 properties in 15 states, which exclude 3 properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned jointly through 23 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 49.8% to 50.9%.

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

                  Depreciation and amortization allocated to PSI was $68,000 and $50,000 in 1997 and 1996, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest in income and has no effect on the reported depreciation and amortization expense.

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

                               PS PARTNERS IV, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (continued)
         -----------

         Basis of Presentation (continued)
         ---------------------------------

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $13.92, $20.88, and $34.10 for 1997, 1996, and 1995, respectively.

         Cash and Cash Equivalents
         -------------------------
                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                               PS PARTNERS IV, LTD
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (continued)
         -----------

         Environmental Cost
         ------------------

                  Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Administrative expense in 1995 includes $37,000 in relation to these assessments. During 1997 and 1996, the Partnership paid approximately $2,000 and $12,000, respectively, in related costs. Based on the assessments, the Partnership believes there are no environmental remediation requirements at this time. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

3.       Related Party Transactions
         --------------------------

                  The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Partnership transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

4.       Leases
         ------

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

                  Taxable net income (loss) was $4,980,000, $(950,000), and $585,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                      Costs                    Gross Carrying Amount
                                                Initial Cost        subsequent                  At December 31, 1997
                                       ---------------------------to acquisition----------------------------------------------------
Date                                                   Building &    Building &                 Building &              Accumulated
Acquired     Description    Encumbrances    Land      Improvement  Improvements    Land        Improvements   Total     Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

4/85  Austin/ S. First            $ -    $ 778,000   $ 1,282,000   $ 221,000    $ 778,000    $ 1,503,000    $ 2,281,000    $ 750,000
4/85  Cincinnati/ E. Kemper         -      232,000     1,573,000     232,000      232,000      1,805,000      2,037,000      900,000
4/85  Cincinnati/ Colerain          -      253,000     1,717,000     260,000      253,000      1,977,000      2,230,000      993,000
4/85  Florence/ Tanner Lane         -      218,000     1,477,000     281,000      218,000      1,758,000      1,976,000      860,000
5/85  Tacoma/ Phillips Rd.          -      396,000     1,204,000     182,000      396,000      1,386,000      1,782,000      686,000
5/85  Milwaukie/ Mcloughlin II      -      458,000       742,000     275,000      458,000      1,017,000      1,475,000      509,000
7/85  San Diego/ Kearny Mesa Rd     -      783,000     1,750,000     308,000      783,000      2,058,000      2,841,000    1,046,000
5/85  Manchester/ S. Willow II      -      371,000     2,129,000    (229,000)     371,000      1,900,000      2,271,000      962,000
6/85  N. Hollywood/ Raymer          -      967,000       848,000     243,000      967,000      1,091,000      2,058,000      556,000
7/85  Scottsdale/ 70th St           -      632,000     1,368,000     194,000      632,000      1,562,000      2,194,000      773,000
7/85  Concord/ Hwy 29               -      150,000       750,000     226,000      150,000        976,000      1,126,000      479,000
10/85 N. Hollywood/ Whitsett        -    1,524,000     2,576,000     275,000    1,524,000      2,851,000      4,375,000    1,380,000
10/85 Portland/ SE 82nd St          -      354,000       496,000     244,000      354,000        740,000      1,094,000      382,000
9/85  Madison/ Copps Ave.           -      450,000     1,150,000     331,000      450,000      1,481,000      1,931,000      728,000
9/85  Columbus/ Sinclair            -      307,000       893,000     168,000      307,000      1,061,000      1,368,000      504,000
9/85  Philadelphia/ Tacony St       -      118,000     1,782,000     158,000      118,000      1,940,000      2,058,000      951,000
10/85 Perrysburg/ Helen Dr.         -      110,000     1,590,000    (137,000)     110,000      1,453,000      1,563,000      699,000
10/85 Columbus/ Ambleside           -      124,000     1,526,000    (179,000)     124,000      1,347,000      1,471,000      656,000
10/85 Indianapolis/ Pike Place      -      229,000     1,531,000     204,000      229,000      1,735,000      1,964,000      834,000
10/85 Indianapolis/ Beach Grove     -      198,000     1,342,000     191,000      198,000      1,533,000      1,731,000      720,000
10/85 Hartford/ Roberts             -      219,000     1,481,000     356,000      219,000      1,837,000      2,056,000      849,000
10/85 Wichita/ S. Rock Rd.          -      501,000     1,478,000     (19,000)     642,000      1,318,000      1,960,000      639,000
10/85 Wichita/ E. Harry             -      313,000     1,050,000     (42,000)     313,000      1,008,000      1,321,000      498,000
10/85 Wichita/ S. Woodlawn          -      263,000       905,000     (56,000)     263,000        849,000      1,112,000      403,000
10/85 Wichita/ E. Kellogg           -      185,000       658,000     (98,000)     185,000        560,000        745,000      266,000
10/85 Wichita/ S. Tyler             -      294,000     1,004,000      47,000      294,000      1,051,000      1,345,000      527,000
10/85 Wichita/ W. Maple             -      234,000       805,000    (141,000)     234,000        664,000        898,000      307,000


                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                               Costs
                                                                      Costs                    Gross Carrying Amount
                                                Initial Cost        subsequent                  At December 31, 1997
                                       ---------------------------to acquisition----------------------------------------------------
Date                                                   Building &    Building &                 Building &              Accumulated
Acquired     Description    Encumbrances    Land      Improvement  Improvements    Land        Improvements   Total     Depreciation
------------------------------------------------------------------------------------------------------------------------------------

    Mini-warehouse

10/85 Wichita/ Carey Lane         $ -    $ 192,000     $ 674,000   $ (90,000)   $ 192,000      $ 584,000      $ 776,000    $ 272,000
10/85 Wichita/ E. Macarthur         -      220,000       775,000    (155,000)     220,000        620,000        840,000      297,000
10/85 Joplin/ S. Range Line         -      264,000       904,000     (66,000)     264,000        838,000      1,102,000      443,000
12/85 Milpitas                      -    1,623,000     1,577,000     288,000    1,623,000      1,865,000      3,488,000      882,000
12/85 Pleasanton/ Santa Rita        -    1,226,000     2,078,000     313,000    1,226,000      2,391,000      3,617,000    1,112,000
7/88  Fort Wayne                    -      101,000     1,524,000      (4,000)     101,000      1,520,000      1,621,000      581,000
                                  --------------------------------------------------------------------------------------------------


      TOTAL                       $ - $ 14,287,000  $ 42,639,000 $ 3,781,000 $ 14,428,000   $ 46,279,000   $ 60,707,000 $ 22,444,000
                                  ==================================================================================================

                                      F-11

                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1997             1996              1995
                                                                      ----------------------------------------------------

Balance at beginning of the period                                       $ 93,195,000     $ 91,285,000      $ 90,287,000

Additions during the period:
     Improvements, etc.                                                     1,094,000        1,910,000           998,000

Deductions during the period:
     Disposition of real estate                                           (33,582,000)               -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 60,707,000     $ 93,195,000      $ 91,285,000
                                                                      ====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                   Years Ended December 31,
                                                                      ----------------------------------------------------
                                                                            1997             1996              1995
                                                                      ----------------------------------------------------

Balance at beginning of the period                                       $ 34,144,000     $ 30,692,000      $ 27,463,000

Additions during the period:
     Depreciation                                                           2,232,000        3,452,000         3,229,000

Deductions during the period:
     Disposition of real estate                                           (13,932,000)               -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 22,444,000     $ 34,144,000      $ 30,692,000
                                                                      ====================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $60,672,000.