Form 10-Q
period 1998-06-30
PS PARTNERS IV LTD
filed 1998-08-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-14475
                       -------

                              PS PARTNERS IV, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                      95-3931619
------------------------------------                 -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


        701 Western Avenue
       Glendale, California                                 91201-2394
------------------------------------                 -----------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                  2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                            3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                                4-5

Notes to condensed consolidated financial statements                        6

Management's discussion and analysis of financial condition
     and results of operations                                              7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                   10

                              PS PARTNERS IV, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,        December 31,
                                                                                        1998             1997
                                                                                 -----------------------------------
                                                                                     (Unaudited)

                                     ASSETS


Cash and cash equivalents                                                             $2,773,000       $1,523,000

Rent and other receivables                                                                84,000           81,000

Real estate facilities, at cost:
    Land                                                                              14,428,000       14,428,000
    Buildings and equipment                                                           46,469,000       46,279,000
                                                                                 -----------------------------------
                                                                                      60,897,000       60,707,000

    Less accumulated depreciation                                                    (23,612,000)     (22,444,000)
                                                                                 -----------------------------------
                                                                                      37,285,000       38,263,000

Investment in real estate entity                                                      20,038,000       20,001,000

Other assets                                                                             107,000          106,000
                                                                                 -----------------------------------

                                                                                     $60,287,000      $59,974,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                        $731,000         $702,000

Advance payments from renters                                                            450,000          389,000

Minority interest in general partnerships                                             39,232,000       39,189,000

Partners' equity:
    Limited partners' equity, $500 per unit, 128,000
      units authorized, issued and outstanding                                        19,593,000       19,414,000
    General partner's equity                                                             281,000          280,000
                                                                                 -----------------------------------

         Total partners' equity                                                       19,874,000       19,694,000
                                                                                 -----------------------------------

                                                                                     $60,287,000      $59,974,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                             -------------------------------------------------------------------
                                                                    1998            1997             1998             1997
                                                             -------------------------------------------------------------------

       REVENUE:

       Rental income                                             $3,208,000      $3,012,000      $6,271,000       $5,928,000
       Equity in income of real estate entity                       213,000         182,000         394,000          310,000
       Interest income                                               31,000           8,000          52,000           12,000
                                                             -------------------------------------------------------------------
                                                                  3,452,000       3,202,000       6,717,000        6,250,000
                                                             -------------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                         1,059,000       1,016,000       2,048,000        2,032,000
       Management fees                                              195,000         181,000         379,000          356,000
       Depreciation and amortization                                586,000         551,000       1,168,000        1,095,000
       Administrative                                                64,000          60,000          84,000           79,000
                                                             -------------------------------------------------------------------
                                                                  1,904,000       1,808,000       3,679,000        3,562,000
                                                             -------------------------------------------------------------------

       Income before minority interest                            1,548,000       1,394,000       3,038,000        2,688,000

       Minority interest in income                                 (902,000)       (940,000)     (1,858,000)      (1,814,000)
                                                             -------------------------------------------------------------------

       NET INCOME                                                  $646,000        $454,000      $1,180,000         $874,000
                                                             ===================================================================

       Limited partners' share of net income
          ($8.35 per unit in 1998 and
          $5.98 per unit in 1997)                                                                $1,069,000         $766,000
       General partner's share of net income                                                        111,000          108,000
                                                                                             -----------------------------------
                                                                                                 $1,180,000         $874,000
                                                                                             ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ----------------------------------
                                                                                     1998              1997
                                                                               ----------------------------------

          CASH FLOWS FROM OPERATING ACTIVITIES:

             Net income                                                           $1,180,000          $874,000

             Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                     1,168,000         1,095,000
                 (Increase) decrease in rent and other receivables                    (3,000)           47,000
                 (Increase) decrease in other assets                                  (1,000)          125,000
                 Increase (decrease) in accounts payable                              29,000          (499,000)
                 Increase in advance payments from renters                            61,000            18,000
                 Equity in income of real estate entity                             (394,000)         (310,000)
                 Minority interest in income                                       1,858,000         1,814,000
                                                                               ----------------------------------

                   Total adjustments                                               2,718,000         2,290,000
                                                                               ----------------------------------

                   Net cash provided by operating activities                       3,898,000         3,164,000
                                                                               ----------------------------------

          CASH FLOWS FROM INVESTING ACTIVITIES:

             Distributions from real estate entity                                   357,000                 -
             Investment in real estate entity                                              -            (1,000)
             Additions to real estate facilities                                    (190,000)         (370,000)
                                                                               ----------------------------------

                   Net cash provided by (used in) investing activities               167,000          (371,000)
                                                                               ----------------------------------

          CASH FLOWS FROM FINANCING ACTIVITIES:

             Distributions to holder of minority interest                         (1,815,000)       (1,405,000)
             Distributions to partners                                            (1,000,000)       (1,000,000)
                                                                               ----------------------------------

                   Net cash used in financing activities                          (2,815,000)       (2,405,000)
                                                                               ----------------------------------

          Net increase in cash and cash equivalents                                1,250,000           388,000

          Cash and cash equivalents at the beginning of the period                 1,523,000           413,000
                                                                               ----------------------------------

          Cash and cash equivalents at the end of the period                      $2,773,000          $801,000
                                                                               ==================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                  ----------------------------------
                                                                                        1998             1997
                                                                                  ----------------------------------


Supplemental schedule of noncash investing and financing activities:


    Investment in real estate entity                                                     $-          $(19,650,000)

    Transfer of real estate facilities for interest in real estate entity, net            -            19,650,000

                            See accompaying notes.
                                       5

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $646,000 compared to $454,000 for the three months ended June 30, 1997, representing an increase of $192,000, or 42%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, decreased minority interest in income for those properties held jointly with PSI, and increased interest income.

     Rental income for the Partnership's mini-warehouse operations was $3,208,000 compared to $3,012,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $196,000, or 7%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased average occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.65 compared to $.62 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% to 91% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $57,000, or 5%, to $1,254,000 from $1,197,000 for the three months ended June 30, 1998 and 1997, respectively. This increase is primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center) and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $139,000, or 8%, from $1,815,000 to $1,954,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $23,000, or 288%, from $8,000 to $31,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $35,000, or 6%, from $551,000 to $586,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income decreased $38,000, or 4%, to $902,000 from $940,000 for the three months ended June 30, 1998 and 1997, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $200,000 for the three months ended June 30, 1998 compared to $48,000 for the same period in 1997, partially offset by an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,180,000 compared to $874,000 for the six months ended June 30, 1997, representing an increase of $306,000, or 35%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $6,271,000 compared to $5,928,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $343,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities, combined with increased occupancy rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 compared to $.61 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 88% to 90% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $39,000, or 2%, to $2,427,000 from $2,388,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center) and property tax expenses, partially offset by a decrease in payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $304,000, or 9%, from $3,540,000 to $3,844,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $40,000, or 333%, from $12,000 to $52,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $73,000, or 7%, from $1,095,000 to $1,168,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income was $1,858,000 in 1998 compared to $1,814,000 in 1997, representing an increase of $44,000, or 2%. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI, partially offset by the the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $231,000 for the six months ended June 30, 1998 compared to $100,000 for the same period in 1997.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,898,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $850,000 of capital improvements (of which $420,000 represents PSI's joint venture share). Total capital improvements were $190,000 for the six months ended June 30, 1998 of which $99,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $890,000 ($6.96 per unit) and $110,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                           DATED:   August 13, 1998

                                    PS PARTNERS IV, LTD.

                           BY:      Public Storage, Inc.
                                    General Partner

                           BY:      /s/ John Reyes
                                    --------------------------------------------
                                    John Reyes
                                    Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial and accounting officer)