Form 10-K405/A
period 1997-12-31
PS PARTNERS IV LTD
filed 1999-03-17
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ----------------

Commission File Number 0-14475
                       -------

                               PS PARTNERS IV, LTD
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3931619
-------------------------------------------               ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-------------------------------------------               ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

General
-------

         PS Partners IV, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act. Commencing in December 1984, 128,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in July 1985.

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 40% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP IV Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California.

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed "Public Storage, Inc." and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouses of the Partnership and the Joint Venture.

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

         Through 1996, the business parks of the Joint Venture were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the business parks of the Joint Venture in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 54.93% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 32 of such properties are owned by the Joint Venture. The Partnership originally acquired interests in 40 properties. Three of those properties were sold to the original seller during 1987 and another property was purchased during 1988. In addition, two properties, with secured mortgage notes, were foreclosed upon in January 1991 by the lender. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 326 to 5,231 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Parks
--------------

         Through 1996, the Joint Venture owned and operated three office buildings, two of which are located in San Antonio, Texas and the other in Houston, Texas. These business parks were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1990-1993, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership and the Joint Venture's 36 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $77,500,000: $67,500,000 for the 33
mini-warehouses and $10,000,000 for the three low-rise office buildings). (In January 1997, after the date of the appraisal, the Joint Venture transferred its business parks to AOPPLP in exchange for a 7.5% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 33% to 50%) in 35 of the 36 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties (an aggregate of $6,968,000 for the 33 mini-warehouses and $1,109,000 for the office buildings). In the case of the mini-warehouses, value estimates were then made using both a direct capitalization analysis ($69,900,000) and a discounted cash flow analysis ($66,600,000). In applying the discounted cash flow analysis to the mini-warehouses, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($66,200,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

         The business parks were valued using a direct capitalization analysis by applying a 10.0% capitalization rate to the business park's stabilized net operating income. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations (see Item 2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or financial condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

*             Maintain  high  occupancy  levels  and  increase  realized  rents.
              Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Mini-Warehouse Properties has decreased from 90% in 1996 to 89% in 1997. Realized monthly rents per occupied square foot increased from $.59 in 1996 to $.62 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owner, employees for the operation of the owner's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership and the Joint Venture would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business parks of the Joint Venture were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, these properties were transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 120 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1997, about the Mini-Warehouse Properties.

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
-------------------      -----------     --------     -----------     ----------

ARIZONA
Scottsdale                   44,300         555        07/12/85          50.9%
   70th St.

CALIFORNIA
Milpitas                     54,700         701        12/24/85          50.0
   Pecten Ct.
N. Hollywood                 28,900         500        06/07/85          50.0
   Raymer St.
N. Hollywood                 50,000         829        10/04/85          50.0
   Whitsett Ave.
Pleasanton                   71,800         583        12/17/85          50.0
   Santa Rita Rd.
San Diego                    50,800         640        07/11/85          50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                     47,000         430        10/17/85          50.0
   Roberts St.

INDIANA
Ft. Wayne                    58,900         431        07/06/88         100.0
   Illinois Rd.
Indianapolis                 59,200       5,231        10/31/85          50.0
   Elmwood
Indianapolis                 59,200         539        10/31/85          50.0
   Pike Plaza Rd.

KANSAS
Wichita                      44,200         348        10/09/85          49.9
   Carey Lane
Wichita                      64,200         426        10/09/85          49.9
   E. Harry
Wichita                      40,800         326        10/09/85          49.9
   E. Kellogg
Wichita                      47,100         377        10/09/85          49.9
   E. MacArthur
Wichita                     107,600         814        10/09/85          49.9
   S. Rock Road
Wichita                      63,300         566        10/09/85          49.9
   S. Tyler Rd.
Wichita                      55,700         412        10/09/85          49.9
   S. Woodlawn

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
-------------------      -----------     --------     -----------     ----------

KANSAS
Wichita                      53,200         451        10/09/85          49.9%
   W. Maple

KENTUCKY
Florence                     53,800         449        04/30/85          50.0
   Tanner Lane

MISSOURI
Joplin                       56,200         452        10/09/85          49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                   61,600         536        05/20/85          50.0
   S. Willow II

NORTH CAROLINA
Concord                      41,000         454        07/26/85          50.0
   Highway 29

OHIO
Cincinnati                   53,100         502        04/30/85          50.0
   Colerain Ave.
Cincinnati                   50,100         464        04/30/85          50.0
   E. Kemper
Columbus                     62,800         526        10/04/85          50.0
   Ambleside Dr.
Columbus                     56,900         456        09/25/85          50.0
   Sinclair Rd.
Perrysburg                   62,800         518        10/29/85          50.0
   Helen Drive

OREGON
Milwaukie                    50,600         494        05/17/85          49.8
   McLoughlin II
Portland                     35,100         451        10/02/85          50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                 50,500         442        09/12/85          50.0
   Tacony St.

TEXAS
Austin                       66,700         852        04/18/85          50.0
   S. First St.

WASHINGTON
Tacoma                       47,300         524        05/23/85          50.0
   Phillips Rd. S.W.

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
-------------------      -----------     --------     -----------     ----------

WISCONSIN
Madison                      71,700         413        09/18/85          50.0%
   Copps Avenue

         The weighted average occupancy level for the Mini-Warehouse Properties was 89% in 1997 compared to 90% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.62 in 1997 compared to $.59 in 1996.

         Substantially  all of the  facilities  were acquired  prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that there are no known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                             -------------------------------------------------------------------------
                                                1997            1996            1995           1994             1993
                                             ---------       ---------       ---------      ---------        ---------
                                                                (In thousands, except per Unit data)


Total Revenues (a)                            $ 2,256         $ 1,262         $ 1,348        $ 1,167           $ 606

Depreciation and amortization (a)                  62              61              60             61              60

Net income (loss)                               1,924             932             992            874             303

   Limited partners' share                      1,707             626             497            587              58

   General partners' share                        217             306             495            287             245

Limited partners'
   per unit data (b)

   Net income (loss)                          $ 13.34          $ 4.89          $ 3.88         $ 4.59            $.45

   Cash distributions (c)                     $ 13.92         $ 20.88         $ 34.10        $ 19.60         $ 17.00

As of December 31,
Cash and cash  equivalents (a)                $ 1,293           $ 227           $ 212        $ 1,460           $ 835

Total assets (a)                             $ 19,853        $ 19,831        $ 21,915       $ 25,799        $ 27,753


(a)  Restated - See Note 1 to December 31, 1997 financial statements.

(b) Limited partners' per unit data is based on the weighted average number of units outstanding during the year (128,000 units).

(c) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the Partnership's operating reserve estimated to be $6.26 per Unit.

ITEM 7.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $1,924,000 in 1997 compared to $932,000 in 1996, representing an increase of $992,000, or 106.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $267,000 in 1997 compared to $261,000 in 1996, representing an increase of $6,000, or 2.3%. Cost of operations (including management fees) decreased $3,000, or 2.3%, to $127,000 during 1997 from $130,000 in 1996. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $9,000, or 6.9%, from $131,000 in 1996 to $140,000 in 1997.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $1,950,000 in 1997 as compared to $979,000 during 1996, representing an increase of $971,000, or 99.2%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, as well as a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $1,000, or 1.6% from $61,000 in 1996 to $62,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income in 1996 was $932,000 compared to $992,000 in 1995, representing a decrease of $60,000, or 6.0%. The decrease was primarily due to an increase in depreciation expense and a decrease in interest income, partially offset by the Partnership's share of improved property operations at the Mini-Warehouse Properties combined with a reduction in administrative costs.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $261,000 in 1996 compared to $245,000 in 1995, representing an increase of $16,000, or 6.5%. Costs of operations (including management fees) increased $9,000, or 7.4%, to $130,000 in 1996 from $121,000 in 1995. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $7,000, or 5.6% to $131,000 in 1996 from $124,000 in 1995.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $979,000 in 1996 as compared to $1,027,000 during 1995, representing a decrease of $48,000, or 4.7%. This decrease was due primarily to a reduction in operating income at the Joint Venture's business parks, partial offset by the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization attributable to the Partnership's property increased $1,000, or 1.7%, from $60,000 in 1995 to $61,000 in 1996. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

Supplemental Property Data
--------------------------

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $12,160,000 in 1997 compared to $11,606,000 during 1996, representing an increase of $554,000, or 4.8%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.62 in 1997 compared to $.59 in 1996. The weighted average occupancy levels decreased from 90% in 1996 to 89% in 1997. Cost of operations (including management fees) increased $156,000, or 3.4%, to $4,720,000 during 1997 from $4,564,000 in 1996, respectively. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $398,000, or 5.7%, from $7,042,000 in 1996 to $7,440,000 during 1997.

YEAR ENDED  DECEMBER  31, 1996  COMPARED TO THE YEAR ENDED  DECEMBER  31,  1995:
Rental income for the Mini-Warehouse Properties was $11,606,000 in 1996 compared to $11,159,000 in 1995, representing an increase of $447,000, or 4.0%. The increase in rental income was primarily attributable to increased average realized rental rates combined with increased average occupancy levels. The monthly average realized rent per square foot was $.59 in 1996 compared to $.57 in 1995. The weighted average occupancy levels were 90% in 1996 compared to 89% in 1995. Costs of operations (including management fees) increased $374,000, or 8.9%, to $4,564,000 in 1996 from $4,190,000 in 1995. This increase was primarily attributable to increases in property tax, advertising, and repairs and maintenance. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $73,000, to $7,042,000 in 1996 from $6,969,000 in 1995.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 1997 totaling $1,293,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($3,081,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $15,000, $5,000, and $0 in 1997, 1996, and 1995, respectively. During 1998, the Partnership anticipates incurring approximately $11,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                     Total          Per Unit
                                ------------      ------------
                  1997           $2,000,000          $13.92
                  1996            2,999,000           20.88
                  1995            4,899,000           34.10
                  1994            2,816,000           19.60
                  1993            2,442,000           17.00
                  1992            2,968,000           20.66
                  1991            3,607,000           25.11
                  1990            3,144,000           21.89
                  1989            3,097,000           21.56
                  1988            3,769,000           26.23
                  1987            3,770,000           26.23
                  1986            3,593,000           25.00

         During the fourth quarter of 1990, the Partnership made a special distribution totaling $1,077,000 ($7.50 per Unit), representing cash reserves held. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve estimated at $9.00 per Unit. The General Partners also distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating reserve estimated at $6.26 per Unit. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves).

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $99,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


       Name                                   Positions with PSI
------------------------       -------------------------------------------------

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

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

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

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Venture, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

     Title                                            Amount of         Percent
      of               Name and Address of            Beneficial          of
     Class              Beneficial Owner              Ownership          Class
----------------     ------------------------     ----------------     -------
Units of Limited     Public Storage, Inc.
Partnership          701 Western Avenue
Interest             Glendale, CA  91201-2394     70,308 Units (1)     54.93%

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1997, the Partnership and the Joint Venture paid fees of $731,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      List of Documents filed as part of the Report.

         1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

         2.       Financial   Statement   Schedules:   See  Index  to  Financial
                  Statements and Financial Statement Schedules.

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


                                   PS PARTNERS IV, LTD.


Dated:  March 17, 1999         By: Public Storage, Inc., General Partner

                               By: /s/John Reyes
                                   --------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)

                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                      Page
                                                                   References
                                                                   ----------
PS Partners IV, Ltd.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1997 and 1996                 F-2

       For the years ended December 31, 1997, 1996 and 1995:

          Statements of Income                                           F-3

          Statements of Partners' Equity                                 F-4

          Statements of Cash Flows                                       F-5

       Notes to Financial Statements                                  F-6 - F-10

       Schedule

          Schedule III - Real Estate and Accumulated Depreciation    F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS Business Parks, Inc. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP IV Joint Ventures

         Report of Independent Auditors                                 F-13

         Financial Statements:

         Balance Sheets as of December 31, 1997 and 1996                F-14

           For the years ended December 31, 1997, 1996 and 1995:

              Statements of Income                                      F-15

              Statements of Partners' Equity                            F-16

              Statements of Cash Flows                               F-17 - F-18

         Notes to Financial Statements                               F-19 - F-21

         Schedule

             Schedule III - Real Estate and Accumulated Depreciation F-22 - F-24


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.







                                                               ERNST & YOUNG LLP



February 23, 1998
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                             (Restated - See Note 1)
                           December 31, 1997 and 1996


                                                                   ---------------------------------------
                                                                          1997                1996
                                                                   ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                             $     1,293,000     $       227,000

Rent and other receivables                                                      2,000              15,000

Real estate facilities, at cost:
     Land                                                                     101,000             101,000
     Buildings and equipment                                                1,520,000           1,505,000
                                                                   ---------------------------------------
                                                                            1,621,000           1,606,000

     Less accumulated depreciation                                           (581,000)           (519,000)
                                                                   ---------------------------------------
                                                                            1,040,000           1,087,000

Investment in real estate entities                                         17,513,000          18,487,000

Other assets                                                                    5,000              15,000

                                                                   ---------------------------------------
                                                                      $    19,853,000     $    19,831,000
                                                                   =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                      $       147,000     $        48,000

Advance payments from renters                                                  12,000              13,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                          19,414,000          19,490,000
     General partner's equity                                                 280,000             280,000

                                                                   ---------------------------------------
         Total partners' equity                                            19,694,000          19,770,000

                                                                   ---------------------------------------
                                                                      $    19,853,000     $    19,831,000
                                                                   =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                             ------------------------------------------------------------
                                                                     1997                1996               1995
                                                             ------------------------------------------------------------

REVENUE:

Rental income                                                    $      267,000       $      261,000     $      245,000
Equity in earnings of real estate entities                            1,950,000              979,000          1,027,000
Interest income                                                          39,000               22,000             76,000
                                                             ------------------------------------------------------------
                                                                      2,256,000            1,262,000          1,348,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      111,000              114,000            104,000
Management fees                                                          16,000               16,000             17,000
Depreciation and amortization                                            62,000               61,000             60,000
Administrative                                                          143,000              139,000            175,000
                                                             ------------------------------------------------------------
                                                                        332,000              330,000            356,000
                                                             ------------------------------------------------------------

NET INCOME                                                       $    1,924,000       $      932,000     $      992,000
                                                             ============================================================

Limited partners' share of net income
     ($13.34, $4.89, and $3.88 per unit in
     1997, 1996, and 1995, respectively)                         $    1,707,000       $      626,000      $      497,000
General partners' share of net income                                  217,000               306,000            495,000
                                                             -------------------------------------------------------------

                                                                  $   1,924,000        $     932,000       $     992,000
                                                             =============================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


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
                                                             ============================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                       1997                1996              1995
                                                                ---------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    $     1,924,000     $       932,000    $      992,000

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Depreciation and amortization                                      62,000              61,000             60,000
         Decrease (increase) in rent and other receivables                  13,000             (13,000)                 -
         Decrease (increase) in other assets                                10,000             (10,000)                 -
         Increase (decrease) in accounts payable                            99,000             (19,000)            24,000
         (Decrease) increase in advance payments from renters               (1,000)              2,000             (1,000)
         Equity in earnings of real estate entities                     (1,950,000)           (979,000)        (1,027,000)
                                                                ---------------------------------------------------------

         Total adjustments                                              (1,767,000)           (958,000)          (944,000)
                                                                ---------------------------------------------------------

             Net cash provided by (used in) operating                      157,000             (26,000)            48,000
             activities
                                                                ---------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                         2,924,000           3,045,000          3,603,000
         Additions to real estate facilities                               (15,000)             (5,000)                 -
                                                                ---------------------------------------------------------

             Net cash provided by investing activities                   2,909,000           3,040,000          3,603,000
                                                                ---------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                      (2,000,000)         (2,999,000)        (4,899,000)
                                                                ---------------------------------------------------------

             Net cash used in financing activities                      (2,000,000)         (2,999,000)        (4,899,000)
                                                                ---------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     1,066,000              15,000         (1,248,000)

Cash and cash equivalents at the beginning of the period                   227,000             212,000          1,460,000
                                                                ---------------------------------------------------------

 Cash and cash equivalents at the end of the period                $     1,293,000     $       227,000    $       212,000
                                                                ==========================================================

                            See accompanying notes.
                                      F-5

                               PS PARTNERS IV, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties that the Partnership has an interest in.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 33 properties in 15 states (collectively referred to as the "Mini-Warehouse Properties"), which excludes three properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned by SEI/PSP IV Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 49.8% to 50.9%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities".

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including the right to compel the sale of each property in the Joint Venture and the right to require the Partnership to submit operating budgets.

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $40,121,000 and $40,001,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $10,545,000, $13,758,000, and $13,215,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

                  Under the terms of the general partnership agreement of the Joint Venture all depreciation and amortization with respect to each property is allocated solely to the Partnership until the limited partners recover their initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's rights to receive cash flow distributions from the partnerships for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to the Partnership of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciate the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on all the properties in which the Partnership has an interest to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes there are no environmental remediation requirements at this time. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       Real Estate Facilities

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

3.       Investment in Real Estate Entities

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $1,950,000, $979,000 and $1,027,000, respectively, and received cash distributions totaling $2,924,000, $3,045,000, and $3,603,000, respectively from the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

3.       Investment in Real Estate Entities (Continued)

                                                         1997           1996
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                    $44,073,000    $14,737,000
    Minority interest in income                        $8,566,000             $0
    Net income                                         $9,568,000     $4,817,000

At December 31,
    Total assets, net of accumulated depreciation    $381,088,000    $58,488,000
    Total liabilities                                 $12,763,000     $1,390,000
    Total minority interest                          $168,665,000             $0
    Total equity                                     $199,660,000    $57,098,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of business parks owned by the Joint Venture to PSBPLP, which was formed to own and operate business parks. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K/A for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

4.       General Partners' Equity

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income (loss) was $4,980,000, $(950,000), and $585,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                       Initial Cost
                                                             ---------------------------------
    Date                                                                        Building &
  Acquired                Description          Encumbrances        Land         Improvement
----------------------------------------------------------------------------------------------


    7/88       Fort Wayne                           $-            $101,000       $1,524,000



                                                  Costs                      Gross Carrying Amount
                                               subsequent                     At December 31, 1997
                                            to acquisition----------------------------------------------------------------
    Date                                       Building &                      Building &                     Accumulated
  Acquired                Description         Improvements        Land        Improvements        Total      Depreciation
--------------------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                         $(4,000)        $101,000      $1,520,000      $1,621,000       $581,000


                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation

                                                  Years Ended December 31,
                                         ---------------------------------------
                                            1997          1996          1995
                                         ---------------------------------------

Balance at beginning of the period       $1,606,000    $1,601,000    $1,601,000

Additions during the period:
  Improvements, etc.                         15,000         5,000             -
                                         ---------------------------------------

Balance at the close of the period       $1,621,000    $1,606,000    $1,601,000
                                         =======================================


                     Accumulated Depreciation Reconciliation


                                                    Years Ended December 31,
                                         ---------------------------------------
                                           1997           1996           1995
                                         ---------------------------------------


Balance at beginning of the period        $519,000       $458,000       $398,000

Additions during the period:
  Depreciation                              62,000         61,000         60,000
                                         ---------------------------------------

Balance at the close of the period        $581,000       $519,000       $458,000
                                         =======================================


(B) The aggregate cost of real estate for Federal income tax purposes is $1,164,000.

                         Report of Independent Auditors




The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                            SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                              1997               1996
                                                                       --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                 $      230,000      $      186,000

Rent and other receivables                                                        79,000             121,000

Real estate facilities, at cost:
     Land                                                                     14,327,000          19,856,000
     Buildings and equipment                                                  44,759,000          71,733,000
                                                                       --------------------------------------
                                                                              59,086,000          91,589,000

         Less accumulated depreciation                                       (21,863,000)        (33,625,000)
                                                                       --------------------------------------
                                                                              37,223,000          57,964,000

Investment in real estate entity                                              20,001,000                   -

Other assets                                                                     101,000             217,000
                                                                       --------------------------------------

                                                                          $   57,634,000      $   58,488,000
                                                                       ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                          $      555,000      $    1,001,000

Advance payments from renters                                                    377,000             389,000

Partners' equity:
     PS Partners IV, Ltd.                                                     17,513,000          18,487,000
     Public Storage, Inc.                                                     39,189,000          38,611,000
                                                                       --------------------------------------

Total partners' equity                                                        56,702,000          57,098,000
                                                                       --------------------------------------

                                                                          $   57,634,000      $   58,488,000
                                                                       ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $11,893,000       $14,737,000       $14,242,000
Equity in earnings of real estate entity                                    602,000                 -                 -
                                                                   -----------------------------------------------------
                                                                         12,495,000        14,737,000        14,242,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,878,000         5,678,000         5,420,000
Management fees                                                             715,000           851,000           822,000
Depreciation and amortization                                             2,170,000         3,391,000         3,169,000
                                                                   -----------------------------------------------------
                                                                          6,763,000         9,920,000         9,411,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $5,732,000        $4,817,000        $4,831,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                                   $1,950,000          $979,000        $1,027,000
          Public Storage Inc.'s share                                     3,782,000         3,838,000         3,804,000
                                                                   -----------------------------------------------------
                                                                         $5,732,000        $4,817,000        $4,831,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                   PS Partners        Public Storage
                                                                    IV., Ltd.              Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1994                                        $23,129,000        $37,511,000          $60,640,000

Net income                                                             1,027,000          3,804,000            4,831,000

Distributions                                                         (3,603,000)        (3,428,000)          (7,031,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1995                                         20,553,000         37,887,000           58,440,000

Net income                                                               979,000          3,838,000            4,817,000

Distributions                                                         (3,045,000)        (3,114,000)          (6,159,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1996                                         18,487,000         38,611,000           57,098,000

Net income                                                             1,950,000          3,782,000            5,732,000

Distributions                                                         (2,924,000)        (3,204,000)          (6,128,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1997                                        $17,513,000        $39,189,000          $56,702,000
                                                              =============================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $5,732,000      $4,817,000      $4,831,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,170,000        3,391,000       3,169,000
         Decrease (increase) in rent and other receivables                      42,000          (68,000)         (9,000)
         Decrease (increase) in other assets                                   116,000          (64,000)         (7,000)
         (Decrease) increase in accounts payable                              (446,000)         (60,000)         85,000
         Decrease in advance payments from renters                             (12,000)         (18,000)        (40,000)
         Equity in earnings of real estate entity                             (602,000)               -               -
                                                                        -------------------------------------------------

              Total adjustments                                              1,268,000        3,181,000       3,198,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,000,000        7,998,000       8,029,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 251,000                -               -
         Additions to real estate facilities                                (1,079,000)      (1,905,000)       (998,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                          (828,000)      (1,905,000)       (998,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (6,128,000)      (6,159,000)     (7,031,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (6,128,000)      (6,159,000)     (7,031,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            44,000          (66,000)              -

Cash and cash equivalents at the beginning of the period                       186,000          252,000         252,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $230,000         $186,000        $252,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(19,650,000)      $-           $-

     Transfer of real estate facilities for interest in real estate entity,
      net                                                                          19,650,000        -            -

                            See accompanying notes.
                                      F-18

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.       Description of Partnership

                  SEI/PSP IV Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 23 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners IV, Ltd. ("PSP IV"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 32 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes three properties which was transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP IV is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 49.8% to 50.9%.

2.       Summary of Significant Accounting Policies and Partnership Matters

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP IV equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP IV of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP IV and PSI
         ------------------------------------------

                  Net income prior to depreciation is allocated to PSP IV and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP IV until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP IV and PSI in proportion to their ownership percentages.

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture did not accrue any environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       Investment in real estate entity

                  In 1997, the Joint Venture recognized $602,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 3 above.

4.       Investment in real estate entity (Continued)

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                   1997
                                                            -----------------
For the year ended December 31,
    Total revenues                                             $31,578,000
    Minority interest in income                                  8,566,000
    Net income                                                   3,836,000

At December 31,
    Total assets, net of accumulated depreciation             $323,454,000
    Total liabilities                                           11,831,000
    Total minority interest                                    168,665,000
    Total equity                                               142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       Leases

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       Taxes Based on Income

                  Taxes based on income are the responsibility of PSP IV and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $4,979,000, $457,000 and $4,221,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------

              Mini-Warehouses

4/85         Austin/ S. First                             $-          $778,000       $1,282,000       $221,000
4/85         Cincinnati/ E. Kemper                         -           232,000        1,573,000        232,000
4/85         Cincinnati/ Colerain                          -           253,000        1,717,000        260,000
4/85         Florence/ Tanner Lane                         -           218,000        1,477,000        281,000
5/85         Tacoma/ Phillips Rd.                          -           396,000        1,204,000        182,000
5/85         Milwaukie/ Mcloughlin II                      -           458,000          742,000        275,000
7/85         San Diego/ Kearny Mesa Rd                     -           783,000        1,750,000        308,000
5/85         Manchester/ S. Willow II                      -           371,000        2,129,000       (229,000)
6/85         N. Hollywood/ Raymer                          -           967,000          848,000        243,000
7/85         Scottsdale/ 70th St                           -           632,000        1,368,000        194,000
7/85         Concord/ Hwy 29                               -           150,000          750,000        226,000
10/85        N. Hollywood/ Whitsett                        -         1,524,000        2,576,000        275,000
10/85        Portland/ SE 82nd St                          -           354,000          496,000        244,000
9/85         Madison/ Copps Ave.                           -           450,000        1,150,000        331,000
9/85         Columbus/ Sinclair                            -           307,000          893,000        168,000
9/85         Philadelphia/ Tacony St                       -           118,000        1,782,000        158,000
10/85        Perrysburg/ Helen Dr.                         -           110,000        1,590,000       (137,000)
10/85        Columbus/ Ambleside                           -           124,000        1,526,000       (179,000)
10/85        Indianapolis/ Pike Place                      -           229,000        1,531,000        204,000
10/85        Indianapolis/ Beach Grove                     -           198,000        1,342,000        191,000
10/85        Hartford/ Roberts                             -           219,000        1,481,000        356,000
10/85        Wichita/ S. Rock Rd.                          -           501,000        1,478,000        (19,000)
10/85        Wichita/ E. Harry                             -           313,000        1,050,000        (42,000)
10/85        Wichita/ S. Woodlawn                          -           263,000          905,000        (56,000)
10/85        Wichita/ E. Kellogg                           -           185,000          658,000        (98,000)
10/85        Wichita/ S. Tyler                             -           294,000        1,004,000         47,000
10/85        Wichita/ W. Maple                             -           234,000          805,000       (141,000)


                                                                    Gross Carrying Amount
                                                                     At December 31, 1997
                                                    ---------------------------------------------------------------
    Date                                                               Building &                     Accumulated
  Acquired                Description                     Land        Improvements        Total      Depreciation
-------------------------------------------------------------------------------------------------------------------

              Mini-Warehouses

4/85         Austin/ S. First                             $778,000      $1,503,000       $2,281,000      $750,000
4/85         Cincinnati/ E. Kemper                         232,000       1,805,000        2,037,000       900,000
4/85         Cincinnati/ Colerain                          253,000       1,977,000        2,230,000       993,000
4/85         Florence/ Tanner Lane                         218,000       1,758,000        1,976,000       860,000
5/85         Tacoma/ Phillips Rd.                          396,000       1,386,000        1,782,000       686,000
5/85         Milwaukie/ Mcloughlin II                      458,000       1,017,000        1,475,000       509,000
7/85         San Diego/ Kearny Mesa Rd                     783,000       2,058,000        2,841,000     1,046,000
5/85         Manchester/ S. Willow II                      371,000       1,900,000        2,271,000       962,000
6/85         N. Hollywood/ Raymer                          967,000       1,091,000        2,058,000       556,000
7/85         Scottsdale/ 70th St                           632,000       1,562,000        2,194,000       773,000
7/85         Concord/ Hwy 29                               150,000         976,000        1,126,000       479,000
10/85        N. Hollywood/ Whitsett                      1,524,000       2,851,000        4,375,000     1,380,000
10/85        Portland/ SE 82nd St                          354,000         740,000        1,094,000       382,000
9/85         Madison/ Copps Ave.                           450,000       1,481,000        1,931,000       728,000
9/85         Columbus/ Sinclair                            307,000       1,061,000        1,368,000       504,000
9/85         Philadelphia/ Tacony St                       118,000       1,940,000        2,058,000       951,000
10/85        Perrysburg/ Helen Dr.                         110,000       1,453,000        1,563,000       699,000
10/85        Columbus/ Ambleside                           124,000       1,347,000        1,471,000       656,000
10/85        Indianapolis/ Pike Place                      229,000       1,735,000        1,964,000       834,000
10/85        Indianapolis/ Beach Grove                     198,000       1,533,000        1,731,000       720,000
10/85        Hartford/ Roberts                             219,000       1,837,000        2,056,000       849,000
10/85        Wichita/ S. Rock Rd.                          642,000       1,318,000        1,960,000       639,000
10/85        Wichita/ E. Harry                             313,000       1,008,000        1,321,000       498,000
10/85        Wichita/ S. Woodlawn                          263,000         849,000        1,112,000       403,000
10/85        Wichita/ E. Kellogg                           185,000         560,000          745,000       266,000
10/85        Wichita/ S. Tyler                             294,000       1,051,000        1,345,000       527,000
10/85        Wichita/ W. Maple                             234,000         664,000          898,000       307,000

                                      F-22

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 ---------------------------------to acquisition-
    Date                                                                            Building &       Building &
  Acquired               Description               Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------

           Mini-warehouse

10/85        Wichita/ Carey Lane                          $-          $192,000         $674,000       $(90,000)
10/85        Wichita/ E. Macarthur                         -           220,000          775,000       (155,000)
10/85        Joplin/ S. Range Line                         -           264,000          904,000        (66,000)
12/85        Milpitas                                      -         1,623,000        1,577,000        288,000
12/85        Pleasanton/ Santa Rita                        -         1,226,000        2,078,000        313,000
                                                  ---------------------------------------------------------------


             TOTAL                                        $-       $14,186,000      $41,115,000     $3,785,000
                                                  ===============================================================



                                                                     Gross Carrying Amount
                                                                      At December 31, 1997
                                                  -----------------------------------------------------------------
    Date                                                                Building &                    Accumulated
  Acquired               Description                      Land         Improvements       Total      Depreciation
-------------------------------------------------------------------------------------------------------------------

           Mini-warehouse

10/85        Wichita/ Carey Lane                          $192,000        $584,000         $776,000      $272,000
10/85        Wichita/ E. Macarthur                         220,000         620,000          840,000       297,000
10/85        Joplin/ S. Range Line                         264,000         838,000        1,102,000       443,000
12/85        Milpitas                                    1,623,000       1,865,000        3,488,000       882,000
12/85        Pleasanton/ Santa Rita                      1,226,000       2,391,000        3,617,000     1,112,000
                                                  -----------------------------------------------------------------


             TOTAL                                     $14,327,000     $44,759,000      $59,086,000   $21,863,000
                                                  =================================================================


                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1997           1996          1995
                                        ----------------------------------------

Balance at beginning of the period      $91,589,000   $89,684,000    $88,686,000

Additions during the period:
     Improvements, etc.                   1,079,000     1,905,000        998,000

Deductions during the period:
     Disposition of real estate         (33,582,000)            -              -
                                        ----------------------------------------

Balance at the close of the period      $59,086,000   $91,589,000    $89,684,000
                                        ========================================


                     Accumulated Depreciation Reconciliation

                                                Years Ended December 31,
                                        ----------------------------------------
                                            1997            1996         1995
                                        ----------------------------------------

Balance at beginning of the period      $33,625,000    $30,234,000   $27,065,000

Additions during the period:
     Depreciation                         2,170,000      3,391,000     3,169,000

Deductions during the period:
     Disposition of real estate         (13,932,000)             -             -
                                        ----------------------------------------

Balance at the close of the period      $21,863,000    $33,625,000   $30,234,000
                                        ========================================

(B) The aggregate cost of real estate for Federal income tax purposes is $59,508,000.