Form 10-Q/A
period 1998-03-31
PS PARTNERS IV LTD
filed 1999-03-18
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ----------------

Commission File Number 0-14475
                       -------

                              PS PARTNERS IV, LTD.
            ---------------------------------------------------------
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1998
              and December 31, 1997                                          2

         Condensed statements of income for the three
              months ended March 31, 1998 and 1997                           3

         Condensed statements of cash flows for the three
              months ended March 31, 1998 and 1997                           4

         Notes to condensed financial statements                             5

         Management's discussion and analysis of financial condition
              and results of operations                                      6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           9

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                                                    March 31,        December 31,
                                                                                       1998             1997
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                                                               (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,857,000       $1,293,000

Rent and other receivables                                                                 3,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,523,000        1,520,000
                                                                                 -----------------------------------
                                                                                       1,624,000        1,621,000

     Less accumulated depreciation                                                      (597,000)        (581,000)
                                                                                 -----------------------------------
                                                                                       1,027,000        1,040,000

Investment in real estate entities                                                    16,987,000       17,513,000

Other assets                                                                               5,000            5,000
                                                                                 -----------------------------------

                                                                                     $19,879,000      $19,853,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $139,000         $147,000

Advance payments from renters                                                             12,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     19,448,000       19,414,000
     General partner's equity                                                            280,000          280,000
                                                                                 -----------------------------------

Total partners' equity                                                                19,728,000       19,694,000
                                                                                 -----------------------------------

                                                                                     $19,879,000      $19,853,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                            --------------------------------------
                                                                                   1998               1997
                                                                            --------------------------------------

 REVENUE:

 Rental income                                                                        $67,000            $68,000
 Equity in earnings of real estate entities                                           514,000            414,000
 Interest income                                                                       21,000              4,000
                                                                            --------------------------------------
                                                                                      602,000            486,000
                                                                            --------------------------------------

 COSTS AND EXPENSES:

 Cost of operations                                                                    29,000             27,000
 Management fees                                                                        4,000              4,000
 Depreciation and amortization                                                         16,000             16,000
 Administrative                                                                        19,000             19,000
                                                                            --------------------------------------
                                                                                       68,000             66,000
                                                                            --------------------------------------

 NET INCOME                                                                          $534,000           $420,000
                                                                            ======================================

 Limited partners' share of net income
      ($3.74 per unit in 1998 and
      $2.86 per unit in 1997)                                                        $479,000           $366,000
 General partner's share of net income                                                 55,000             54,000
                                                                            --------------------------------------

                                                                                     $534,000           $420,000
                                                                            ======================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                               ------------------------------------
                                                                                     1998              1997
                                                                               ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                       $534,000          $420,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  16,000            16,000
         (Increase) decrease in rent and other receivables                              (1,000)           13,000
         Decrease in other assets                                                            -            16,000
         (Decrease) increase in accounts payable                                        (8,000)           10,000
         Decrease in advance payments from renters                                           -            (2,000)
         Equity in earnings of real estate entities                                   (514,000)         (414,000)
                                                                               ------------------------------------

             Total adjustments                                                        (507,000)         (361,000)
                                                                               ------------------------------------

             Net cash provided by operating activities                                  27,000            59,000
                                                                               ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     1,040,000           507,000
         Additions to real estate facility                                              (3,000)           (3,000)
                                                                               ------------------------------------

             Net cash provided by investing activities                               1,037,000           504,000
                                                                               ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                    (500,000)         (500,000)
                                                                               ------------------------------------

             Net cash used in financing activities                                    (500,000)         (500,000)
                                                                               ------------------------------------

Net increase in cash and cash equivalents                                              564,000            63,000

Cash and cash equivalents at the beginning of the period                             1,293,000           227,000
                                                                               ------------------------------------

Cash and cash equivalents at the end of the period                                  $1,857,000          $290,000
                                                                               ====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K/A for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

4. In January 1997, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998             1997
                                                -----------      -----------
  Total revenues......................          $17,965,000       $9,058,000
  Minority interest in income.........           $2,814,000       $1,813,000
  Net income..........................           $4,844,000       $1,097,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $534,000 compared to $420,000 for the three months ended March 31, 1997, representing an increase of $114,000, or 27%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $67,000 compared to $68,000 for the three months ended March 31, 1998 and 1997, respectively, representing an decrease of $1,000, or 1%. Cost of operations (including management fees) increased $2,000, or 6%, to $33,000 from $31,000 for the three months ended March 31, 1998 and 1997, respectively.
Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $3,000, or 8%, from $37,000 to $34,000 for the three months ended March 31, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $514,000 in the three months ended March 31, 1998 as compared to $414,000 during the three months ended March 31, 1997, representing an increase of $100,000, or 24%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased remained stable at $16,000 for the three months ended March 31, 1997 and 1998, respectively.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Rental income for the Mini-Warehouse Properties was $3,063,000 compared to $2,916,000 for the three months ended March 31, 1998 and 1997, respectively, representing an increase of $147,000, or 5%. The increase in rental income was primarily attributable to increases in rental rates and occupancy levels at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the mini-warehouse facilities was $.63 compared to $.61 for the three months ended March 31, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 87% to 89% for the three months ended March 31, 1997 and 1998, respectively. Cost of operations (including management fees) decreased $18,000, or 2%, to $1,173,000 from $1,191,000 for the three months ended March 31, 1998 and 1997, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $165,000, or 10%, from $1,725,000 to $1,890,000 for the three months ended March 31, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,067,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $11,000 of capital improvements for the Partnership's wholly-owned property; total capital improvements for the three months ended March 31, 1998 with respect to this property was $3,000.

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


                            DATED:  March 18, 1999



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