Form 10-Q/A
period 1998-06-30
PS PARTNERS IV LTD
filed 1999-03-18
CIK 748901

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

Commission File Number 0-14475
                       -------

                              PS PARTNERS IV, LTD.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3931619
----------------------------------------                ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)


           701 Western Avenue
          Glendale, California                                91201-2394
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1998
              and December 31, 1997                                         2

         Condensed statements of income for the three
              and six months ended June 30, 1998 and 1997                   3

         Condensed statements of cash flows for the
              six months ended June 30, 1998 and 1997                       4

         Notes to condensed financial statements                            5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          10

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS
                             (Restated - See Note 5)


                                                                                     June 30,        December 31,
                                                                                       1998             1997
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                                                               (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $2,409,000       $1,293,000

Rent and other receivables                                                                 2,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,529,000        1,520,000
                                                                                 -----------------------------------
                                                                                       1,630,000        1,621,000

     Less accumulated depreciation                                                      (614,000)        (581,000)
                                                                                 -----------------------------------
                                                                                       1,016,000        1,040,000

Investment in real estate entities                                                    16,572,000       17,513,000

Other assets                                                                               6,000            5,000
                                                                                 -----------------------------------

                                                                                     $20,005,000      $19,853,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $117,000         $147,000

Advance payments from renters                                                             14,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     19,593,000       19,414,000
     General partner's equity                                                            281,000          280,000
                                                                                 -----------------------------------

Total partners' equity                                                                19,874,000       19,694,000
                                                                                 -----------------------------------

                                                                                     $20,005,000      $19,853,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                       -------------------------------------------------------------------
                                                            1998            1997             1998             1997
                                                       -------------------------------------------------------------------

REVENUE:

Rental income                                                 $74,000         $63,000        $141,000         $131,000
Equity in earnings of real estate entities                    654,000         494,000       1,168,000          908,000
Interest income                                                30,000           8,000          51,000           12,000
                                                       -------------------------------------------------------------------
                                                              758,000         565,000       1,360,000        1,051,000
                                                       -------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             26,000          32,000          55,000           59,000
Management fees                                                 4,000           4,000           8,000            8,000
Depreciation and amortization                                  17,000          15,000          33,000           31,000
Administrative                                                 65,000          60,000          84,000           79,000
                                                       -------------------------------------------------------------------
                                                              112,000         111,000         180,000          177,000
                                                       -------------------------------------------------------------------

NET INCOME                                                   $646,000        $454,000      $1,180,000         $874,000
                                                       ===================================================================

Limited partners' share of net income
     ($8.35 per unit in 1998 and
     $5.98 per unit in 1997)                                                               $1,069,000         $766,000
General partner's share of net income                                                         111,000          108,000
                                                                                       -----------------------------------
                                                                                           $1,180,000         $874,000
                                                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     1998              1997
                                                                               ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,180,000          $874,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  33,000            31,000
         Decrease in rent and other receivables                                              -            11,000
         (Increase) decrease in other assets                                            (1,000)           11,000
         (Decrease) increase in accounts payable                                       (30,000)           15,000
         Increase (decrease) in advance payments from renters                            2,000            (3,000)
         Equity in earnings of real estate entities                                 (1,168,000)         (908,000)
                                                                               ------------------------------------

             Total adjustments                                                      (1,164,000)         (843,000)
                                                                               ------------------------------------

             Net cash provided by operating activities                                  16,000            31,000
                                                                               ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Distributions from real estate entities                                         2,109,000         1,268,000
     Additions to real estate facility                                                  (9,000)           (6,000)
                                                                               ------------------------------------

         Net cash provided by investing activities                                   2,100,000         1,262,000
                                                                               ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                                      (1,000,000)       (1,000,000)
                                                                               ------------------------------------

         Net cash used in financing activities                                      (1,000,000)       (1,000,000)
                                                                               ------------------------------------

Net increase in cash and cash equivalents                                            1,116,000           293,000

Cash and cash equivalents at the beginning of the period                             1,293,000           227,000
                                                                               ------------------------------------

Cash and cash equivalents at the end of the period                                  $2,409,000          $520,000
                                                                               ====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

4. In January 1997, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partners of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                     Six Months Ended June 30,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
  Total revenues..........................          $43,223,000    $19,504,000
  Minority interest in income.............           $5,683,000     $4,392,000
  Net income..............................          $12,544,000     $2,385,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the report for the quarterly period on Form 10-Q/A for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the three months ended June 30, 1998 was $646,000 compared to $454,000 for the three months ended June 30, 1997, representing an increase of $192,000, or 42%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $74,000 compared to $63,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $11,000, or 17%. Cost of operations (including management fees) decreased $6,000, or 17%, to $30,000 from $36,000 for the three months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $17,000, or 63%, from $27,000 to $44,000 for the three months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $654,000 in the three months ended June 30, 1998 as compared to $494,000 during the three months ended June 30, 1997, representing an increase of $160,000, or 32%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 13%, from $15,000 to $17,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the six months ended June 30, 1998 was $1,180,000 compared to $874,000 for the six months ended June 30, 1997, representing an increase of $306,000, or 35%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $141,000 compared to $131,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $10,000, or 8%. Cost of operations (including management fees) decreased $4,000, or 6%, to $63,000 from $67,000 for the six months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $14,000, or 22%, from $64,000 to $78,000 for the six months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,168,000 in the six months ended June 30, 1998 as compared to $908,000 during the six months ended June 30, 1997, representing an increase of $260,000, or 29%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 6%, from $31,000 to $33,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,208,000 compared to $3,012,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $196,000, or 7%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased average occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 compared to $.62 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% to 91% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $57,000, or 5%, to $1,254,000 from $1,197,000 for the three months ended June 30, 1998 and 1997, respectively. This increase is primarily attributable to an increase in advertising and promotion (due primarily to the PSI national telephone reservation center) and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $139,000, or 8%, from $1,815,000 to $1,954,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $6,271,000 compared to $5,928,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $343,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.64 compared to $.61 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 88% to 90% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $39,000, or 2%, to $2,427,000 from $2,388,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) and property tax expenses, partially offset by a decrease in payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $304,000, or 9%, from $3,540,000 to $3,844,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,125,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $11,000 of capital improvements for the Partnership's wholly-owned property; total capital improvements for the six months ended June 30, 1998 with respect to this property was $9,000.

         The Partnership paid distributions to the limited and general partners totaling $890,000 ($6.95 per unit) and $110,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED: March 18, 1999



                                   PS PARTNERS IV, LTD.
                            BY:    Public Storage, Inc.
                                   General Partner



                            BY:    /s/ John Reyes
                                   ---------------------------------------------
                                   John Reyes
                                   Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial and accounting officer)