Form 10-Q/A
period 1998-09-30
PS PARTNERS IV LTD
filed 1999-03-18
CIK 748901

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 1998
              and December 31, 1997                                       2

         Condensed statements of income for the three
              and nine months ended September 30, 1998 and 1997           3

         Condensed statements of cash flows for the
              nine months ended September 30, 1998 and 1997               4

         Notes to condensed financial statements                          5

         Management's discussion and analysis of financial condition
              and results of operations                                   6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        11

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  September 30,      December 31,
                                                                                       1998             1997
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                                                             (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $3,035,000       $1,293,000

Rent and other receivables                                                                 8,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,530,000        1,520,000
                                                                                 -----------------------------------
                                                                                       1,631,000        1,621,000

     Less accumulated depreciation                                                      (630,000)        (581,000)
                                                                                 -----------------------------------
                                                                                       1,001,000        1,040,000

Investment in real estate entities                                                    16,203,000       17,513,000

Other assets                                                                               5,000            5,000
                                                                                 -----------------------------------

                                                                                     $20,252,000      $19,853,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $143,000         $147,000

Advance payments from renters                                                             12,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     19,813,000       19,414,000
     General partner's equity                                                            284,000          280,000
                                                                                 -----------------------------------

Total partners' equity                                                                20,097,000       19,694,000
                                                                                 -----------------------------------

                                                                                     $20,252,000      $19,853,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -------------------------------------------------------------------
                                                             1998            1997            1998              1997
                                                       -------------------------------------------------------------------

REVENUE:

Rental income                                                 $82,000          $70,000       $223,000          $201,000
Equity in earnings of real estate entities                    695,000          534,000      1,863,000         1,442,000
Interest income                                                40,000           12,000         91,000            24,000
                                                       -------------------------------------------------------------------
                                                              817,000          616,000      2,177,000         1,667,000
                                                       -------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             31,000           24,000         86,000            83,000
Management fees                                                 6,000            5,000         14,000            13,000
Depreciation and amortization                                  16,000           16,000         49,000            47,000
Administrative                                                 41,000           39,000        125,000           118,000
                                                       -------------------------------------------------------------------
                                                               94,000           84,000        274,000           261,000
                                                       -------------------------------------------------------------------

NET INCOME                                                   $723,000         $532,000     $1,903,000        $1,406,000
                                                       ===================================================================

Limited partners' share of net income
     ($13.55 per unit in 1998 and
     $9.71 per unit in 1997)                                                               $1,735,000        $1,243,000
General partner's share of net income                                                         168,000           163,000
                                                                                       -----------------------------------
                                                                                           $1,903,000        $1,406,000
                                                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      1998              1997
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,903,000         $1,406,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  49,000             47,000
         (Increase) decrease in rent and other receivables                              (6,000)            12,000
         Decrease in other assets                                                            -             11,000
         (Decrease) increase in accounts payable                                        (4,000)            42,000
         Decrease in advance payments from renters                                           -             (4,000)
         Equity in earnings of real estate entities                                 (1,863,000)        (1,442,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,824,000)        (1,334,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                  79,000             72,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     3,173,000          2,003,000
         Additions to real estate facility                                             (10,000)            (7,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,163,000          1,996,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (1,500,000)        (1,500,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,500,000)        (1,500,000)
                                                                               -------------------------------------

Net increase in cash and cash equivalents                                            1,742,000            568,000

Cash and cash equivalents at the beginning of the period                             1,293,000            227,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,035,000           $795,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                  1998                  1997
                                               -----------           -----------
  Total revenues.........................      $72,973,000           $31,402,000
  Minority interest in income............       $8,696,000            $6,795,000
  Net income.............................      $22,987,000            $4,101,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q/A for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         The Partnership's net income for the three months ended September 30, 1998 was $723,000 compared to $532,000 for the three months ended September 30, 1997, representing an increase of $191,000, or 36%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined increased interest income and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $82,000 compared to $70,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $12,000, or 17%. Cost of operations (including management fees) increased $8,000, or 28%, to $37,000 from $29,000 for the three months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $4,000, or 10%, from $41,000 to $45,000 for the three months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $695,000 in the three months ended September 30, 1998 as compared to $534,000 during the three months ended September 30, 1997, representing an increase of $161,000, or 30%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $16,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         The Partnership's net income for the nine months ended September 30, 1998 was $1,903,000 compared to $1,406,000 for the nine months ended September 30, 1997, representing an increase of $497,000, or 35%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with increased interest income and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $223,000 compared to $201,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $22,000, or 11%. Cost of operations (including management fees) increased $4,000, or 4%, to $100,000 from $96,000 for the nine months ended September 30, 1998 and 1997, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $18,000, or 17%, from $105,000 to $123,000 for the nine months ended September 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,863,000 in the nine months ended September 30, 1998 as compared to $1,442,000 during the nine months ended September 30, 1997, representing an increase of $421,000, or 29%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 4%, from $47,000 to $49,000 for the nine months ended September 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $3,342,000 compared to $3,149,000 for the three months ended September 30, 1998 and 1997, respectively, representing an increase of $193,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased average occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 compared to $.63 for the three months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 91% to 92% for the three months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $127,000, or 11%, to $1,318,000 from $1,191,000 for the three months ended September 30, 1998 and 1997, respectively. This increase is primarily attributable to an increases in advertising, advertising and promotion (due primarily to the PSI national telephone reservation center) and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $66,000, or 3%, from $1,958,000 to $2,024,000 for the three months ended September 30, 1997 and 1998, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Rental income for the Mini-Warehouse Properties was $9,613,000 compared to $9,077,000 for the nine months ended September 30, 1998 and 1997, respectively, representing an increase of $536,000, or 6%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, combined with increased occupancy rates. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 compared to $.62 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% to 90% for the nine months ended September 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $166,000, or 5%, to $3,745,000 from $3,579,000 for the nine months ended September 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $370,000, or 7%, from $5,498,000 to $5,868,000 for the nine months ended September 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,252,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $11,000 of capital improvements for the Partnership's wholly-owned property; total capital improvements for the nine months ended September 30, 1998 with respect to this property was $10,000.

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

Impact of the Year 2000 Issue
-----------------------------

         PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

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

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

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

         The total cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership and the Joint Venture is estimated at approximately $132,000. These costs are capitalized.

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