Form 10-K
period 1998-12-31
PS PARTNERS IV LTD
filed 1999-03-26
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998
                          -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 1999, PSI owned approximately 56.13% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

Investment Objectives and Policies
----------------------------------

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $67,500,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 49% to 50%) in 32 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $6,968,000). Value estimates were then made using both a direct capitalization analysis ($69,900,000) and a discounted cash flow analysis
($66,600,000). In applying the discounted cash flow analysis, projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($66,200,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
         44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1998, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Mini-Warehouse
         Properties has increased from 89% in 1997 to 90% in 1998. Realized monthly rents per occupied square foot increased from $.62 in 1997 to $.65 in 1998. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

* Professional property operation. In addition to the approximately 170 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 120 district managers, 33 regional managers and 11 divisional managers who report to the president of the mini-warehouse property operator (who has 15 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998, about the Mini-Warehouse Properties.

                                  Net               Number
                                Rentable              of              Date of               Ownership
Location                      Square Feet           Spaces          Acquisition             Percentage
----------------              -----------           ------          -----------             ----------
ARIZONA
Scottsdale                      44,300               555             07/12/85                  50.9%
   70th St.

CALIFORNIA
Milpitas                        54,700               670             12/24/85                  50.0
   Pecten Ct.
N. Hollywood                    28,900               469             06/07/85                  50.0
   Raymer St.
N. Hollywood                    50,000               819             10/04/85                  50.0
   Whitsett Ave.
Pleasanton                      71,700               581             12/17/85                  50.0
   Santa Rita Rd.
San Diego                       50,900               644             07/11/85                  50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                        47,000               430             10/17/85                  50.0
   Roberts St.

INDIANA
Ft. Wayne                       58,900               432             07/06/88                 100.0
   Illinois Rd.
Indianapolis                    59,200               504             10/31/85                  50.0
   Elmwood
Indianapolis                    59,000               531             10/31/85                  50.0
   Pike Plaza Rd.

KANSAS
Wichita                         44,400               337             10/09/85                  49.9
   Carey Lane
Wichita                         64,400               427             10/09/85                  49.9
   E. Harry
Wichita                         41,500               294             10/09/85                  49.9
   E. Kellogg
Wichita                         46,800               383             10/09/85                  49.9
   E. MacArthur
Wichita                        107,700               799             10/09/85                  49.9
   S. Rock Road
Wichita                         63,600               537             10/09/85                  49.9
   S. Tyler Rd.
Wichita                         56,000               402             10/09/85                  49.9
   S. Woodlawn


                                  Net               Number
                                Rentable              of              Date of               Ownership
Location                      Square Feet           Spaces          Acquisition             Percentage
----------------              -----------           ------          -----------             ----------
KANSAS
Wichita                         53,200               451             10/09/85                  49.9%
   W. Maple

KENTUCKY
Florence                        53,800               442             04/30/85                  50.0
   Tanner Lane

MISSOURI
Joplin                          56,500               437             10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                      61,600               534             05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                         41,000               452             07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                      53,000               503             04/30/85                  50.0
   Colerain Ave.
Cincinnati                      50,600               463             04/30/85                  50.0
   E. Kemper
Columbus                        62,800               526             10/04/85                  50.0
   Ambleside Dr.
Columbus                        56,900               456             09/25/85                  50.0
   Sinclair Rd.
Perrysburg                      62,800               518             10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                       50,600               482             05/17/85                  49.8
   McLoughlin II
Portland                        35,000               446             10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                    50,000               435             09/12/85                  50.0
   Tacony St.

TEXAS
Austin                          66,700               847             04/18/85                  50.0
   S. First St.

WASHINGTON
Tacoma                          47,300               524             05/23/85                  50.0
   Phillips Rd. S.W.


                                  Net               Number
                                Rentable              of              Date of               Ownership
Location                      Square Feet           Spaces          Acquisition             Percentage
----------------              -----------           ------          -----------             ----------
WISCONSIN
Madison                         70,600               397             09/18/85                  50.0%
   Copps Avenue


         The weighted average occupancy level for the Mini-Warehouse Properties was 90% in 1998 compared to 89% in 1997. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.65 in 1998 compared to $.62 in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 2,481 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                             -------------------------------------------------------------------------
                                                1998            1997           1996            1995            1994
                                             ---------       ---------       ---------       ---------       ---------
                                                                (In thousands, except per Unit data)

Total Revenues                                $ 3,041         $ 2,256         $ 1,262        $ 1,348         $ 1,167

Depreciation and amortization                      66              62              61             60              61

Net income                                      2,696           1,924             932            992             874

   Limited partners' share                      2,471           1,707             626            497             587

   General partners' share                        225             217             306            495             287

Limited partners'
   per unit data (a)

   Net income (loss)                          $ 19.30         $ 13.34          $ 4.89         $ 3.88          $ 4.59

   Cash distributions (b)                     $ 13.92         $ 13.92         $ 20.88        $ 34.10         $ 19.60

As of December 31,
Cash and cash  equivalents                    $ 3,414         $ 1,293           $ 227          $ 212         $ 1,460

Total assets                                 $ 20,524        $ 19,853        $ 19,831       $ 21,915        $ 25,799


(a) Limited partners' per unit data is based on the weighted average number of units outstanding (128,000) during the year.

(b) The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the Partnership's operating reserve estimated to be $6.26 per Unit.

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $2,696,000 in 1998 compared to $1,924,000 in 1997, representing an increase of $772,000, or 40.1%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $299,000 in 1998 compared to $267,000 in 1997, representing an increase of $32,000, or 12.0%. Cost of operations (including management fees) increased $6,000, or 4.7%, to $133,000 during 1998 from $127,000 in 1997. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $26,000, or 18.6%, from $140,000 in 1997 to $166,000 in 1998.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,608,000 in 1998 as compared to $1,950,000 during 1997, representing an increase of $658,000, or 33.7%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, as well as a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $4,000, or 6.5%, from $62,000 in 1997 to $66,000 during 1998. This increase was primarily attributable to the depreciation of capital expenditures made during 1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $1,924,000 in 1997 compared to $932,000 in 1996, representing an increase of $992,000, or 106.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest and a decrease in depreciation allocated to the Partnership with respect to the Joint Venture.

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

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $1,000, or 1.6%, from $61,000 in 1996 to $62,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1998 and 1997, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $12,827,000 in 1998 compared to $12,160,000 during 1997, representing an increase of $667,000, or 5.5%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The monthly average realized rent per square foot was $.65 in 1998 compared to $.62 in 1997. The weighted average occupancy levels increased from 89% in 1997 to 90% in 1998. Cost of operations (including management fees) increased $180,000, or 3.8%, to $4,900,000 during 1998 from $4,720,000 in 1997. This increase was primarily attributable to increases in advertising, management, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $487,000, or 6.5%, from $7,440,000 in 1997 to $7,927,000 during
1998.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $12,160,000 in 1997 compared to $11,606,000 during 1996, representing an increase of $554,000, or 4.8%. The increase in rental income was primarily attributable to increased rental rates, partially offset by decreased average occupancy levels. The monthly average realized rent per square foot was $.62 in 1997 compared to $.59 in 1996. The weighted average occupancy levels decreased from 90% in 1996 to 89% in 1997. Cost of operations (including management fees) increased $156,000, or 3.4%, to $4,720,000 during 1997 from $4,564,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $398,000, or 5.7%, from $7,042,000 in 1996 to $7,440,000 during 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 1998 totaling $3,414,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($4,135,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $14,000, $15,000, and $5,000 in 1998, 1997, and 1996, respectively. During 1999, the Partnership does not anticipate incurring significant costs for capital improvements to the Partnership's wholly-owned property.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1998 and prior years were as follows:

                                   Total            Per Unit
                                ----------          --------
                   1998         $2,000,000           $13.92
                   1997          2,000,000            13.92
                   1996          2,999,000            20.88
                   1995          4,899,000            34.10
                   1994          2,816,000            19.60
                   1993          2,442,000            17.00
                   1992          2,968,000            20.66
                   1991          3,607,000            25.11
                   1990          3,144,000            21.89
                   1989          3,097,000            21.56
                   1988          3,769,000            26.23
                   1987          3,770,000            26.23
                   1986          3,593,000            25.00

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

IMPACT OF YEAR 2000
-------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $148,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

         None.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                         Positions with PSI
------------------------      -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the

Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Realty Investments, Inc. since 1993. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based on a review of the reports filed under Section 16 (a) of the Securities Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. and Thomas J. Barrack, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At January 1, 1999, PSI beneficially owned more than 5% of the Units of the Partnership:


    Title                                               Amount of        Percent
     of                   Name and Address of           Beneficial         of
    Class                  Beneficial Owner             Ownership         Class
----------------      ------------------------      ----------------     -------
Units of Limited      Public Storage, Inc.
Partnership           701 Western Avenue
Interest              Glendale, CA  91201-2394      71,849 Units (1)      56.13%

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1998, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 1998, approximately $200,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1998, the Partnership and the Joint Venture paid fees of $771,000 to PSI pursuant to the Management Agreement.

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

                                  PS PARTNERS IV, LTD.
Dated:  March 26, 1999            By: Public Storage, Inc., General Partner

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


        Signature                                   Capacity                                Date
----------------------------      ---------------------------------------------        --------------

/s/ B. Wayne Hughes               Chairman of the Board and Chief                      March 26, 1999
----------------------------      Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                   General Partner (principal executive officer)


/s/ Harvey Lenkin                 President and Director                               March 26, 1999
----------------------------      of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.          Vice President and Director                          March 26, 1999
----------------------------      of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                    Senior Vice President and Chief Financial Officer    March 26, 1999
----------------------------      of Public Storage, Inc. (principal financial
John Reyes                        officer and principal accounting officer)


/s/ Robert J. Abernethy           Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff              Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Dann V. Angeloff

/s/ William C. Baker              Director of Public Storage, Inc.                     March 26, 1999
----------------------------
William C. Baker

                                  Director of Public Storage, Inc.
----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Uri P. Harkham

                                  Director of Public Storage, Inc.
----------------------------
Daniel C. Staton


                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                       Page
                                                                    References
                                                                    ----------
PS PARTNERS IV, LTD.

     Report of Independent Auditors                                     F-1

     Financial Statements and Schedules:

       Balance  Sheets as of December  31, 1998 and 1997                F-2

       For the years ended December 31, 1998, 1997 and 1996:

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

     SEI/PSP IV JOINT VENTURES

         Report of Independent Auditors                                F-13

         Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997               F-14

           For the years ended December 31, 1998, 1997 and 1996:

              Statements of Income                                     F-15

              Statements of Partners' Equity                           F-16

              Statements of Cash Flows                              F-17 - F-18

         Notes to Financial Statements                              F-19 - F-22

         Schedule

           Schedule III - Real Estate and Accumulated Depreciation  F-23 - F-25


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. as of December 31, 1998 and 1997 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



February 10, 1999
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997




                                                                                  ---------------------------------------
                                                                                         1998                1997
                                                                                  ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                                            $     3,414,000     $     1,293,000

Rent and other receivables                                                                     2,000               2,000

Real estate facility, at cost:
     Land                                                                                    101,000             101,000
     Buildings and equipment                                                               1,534,000           1,520,000
                                                                                  ---------------------------------------
                                                                                           1,635,000           1,621,000

     Less accumulated depreciation                                                          (647,000)           (581,000)
                                                                                  ---------------------------------------
                                                                                             988,000           1,040,000

Investment in real estate entities                                                        16,115,000          17,513,000

Other assets                                                                                   5,000               5,000

                                                                                  ---------------------------------------
                                                                                     $    20,524,000     $    19,853,000
                                                                                  =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $       122,000     $       147,000

Advance payments from renters                                                                 12,000              12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                         20,103,000          19,414,000
     General partner's equity                                                                287,000             280,000

                                                                                  ---------------------------------------
         Total partners' equity                                                           20,390,000          19,694,000

                                                                                  ---------------------------------------
                                                                                     $    20,524,000     $    19,853,000
                                                                                  =======================================

                          See accompanying footnotes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                             ------------------------------------------------------------
                                                                    1998                 1997                1996
                                                             ------------------------------------------------------------

REVENUE:

Rental income                                                    $      299,000      $      267,000       $      261,000
Equity in earnings of real estate entities                            2,608,000           1,950,000              979,000
Interest income                                                         134,000              39,000               22,000
                                                             ------------------------------------------------------------
                                                                      3,041,000           2,256,000            1,262,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      115,000             111,000              114,000
Management fees                                                          18,000              16,000               16,000
Depreciation and amortization                                            66,000              62,000               61,000
Administrative                                                          146,000             143,000              139,000
                                                             ------------------------------------------------------------
                                                                        345,000             332,000              330,000
                                                             ------------------------------------------------------------

NET INCOME                                                       $    2,696,000      $    1,924,000       $      932,000
                                                             ============================================================

Limited partners' share of net income
     ($19.30, $13.34, and $4.89 per unit in
     1998, 1997, and 1996, respectively)                         $    2,471,000      $    1,707,000       $      626,000
General partners' share of net income                                   225,000             217,000              306,000
                                                              ------------------------------------------------------------

                                                                 $    2,696,000      $    1,924,000       $      932,000
                                                              ============================================================

                          See accompanying footnotes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996



                                                                   Limited              General
                                                                   Partners            Partners             Total
                                                             ---------------------------------------------------------

Balances at December 31, 1995                                  $     21,536,000    $       301,000   $     21,837,000

Net income                                                              626,000            306,000            932,000

Distributions                                                        (2,672,000)          (327,000)        (2,999,000)
                                                             ---------------------------------------------------------

Balances at December 31, 1996                                        19,490,000            280,000         19,770,000

Net income                                                            1,707,000            217,000          1,924,000

Distributions                                                        (1,783,000)          (217,000)        (2,000,000)
                                                             ---------------------------------------------------------

Balances at December 31, 1997                                        19,414,000            280,000         19,694,000

Net income                                                            2,471,000            225,000          2,696,000

Distributions                                                        (1,782,000)          (218,000)        (2,000,000)
                                                             ---------------------------------------------------------

Balances at December 31, 1998                                   $    20,103,000     $      287,000    $    20,390,000
                                                             =========================================================

                          See accompanying footnotes.
                                      F-4

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                       1998                1997                1996
                                                                ------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    $     2,696,000     $     1,924,000    $       932,000

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

        Depreciation and amortization                                       66,000              62,000             61,000
        Decrease (increase) in rent and other receivables                        -              13,000            (13,000)
        Decrease (increase) in other assets                                      -              10,000            (10,000)
        (Decrease) increase in accounts payable                            (25,000)             99,000            (19,000)
        (Decrease) increase in advance payments from renters                     -              (1,000)             2,000
        Equity in earnings of real estate entities                      (2,608,000)         (1,950,000)          (979,000)
                                                                ------------------------------------------------------------

        Total adjustments                                               (2,567,000)         (1,767,000)          (958,000)
                                                                ------------------------------------------------------------

           Net cash provided by (used in) operating activities             129,000             157,000            (26,000)
                                                                ------------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                          4,006,000           2,924,000          3,045,000
        Additions to real estate facility                                  (14,000)            (15,000)            (5,000)
                                                                ------------------------------------------------------------

           Net cash provided by investing activities                     3,992,000           2,909,000          3,040,000
                                                                ------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                       (2,000,000)         (2,000,000)        (2,999,000)
                                                                ------------------------------------------------------------

           Net cash used in financing activities                        (2,000,000)         (2,000,000)        (2,999,000)
                                                                ------------------------------------------------------------

Net increase in cash and cash equivalents                                2,121,000           1,066,000             15,000

Cash and cash equivalents at the beginning of the period                 1,293,000             227,000            212,000
                                                                ------------------------------------------------------------

Cash and cash equivalents at the end of the period                 $     3,414,000     $     1,293,000    $       227,000
                                                                ============================================================

                          See accompanying footnotes.
                                      F-5

                               PS PARTNERS IV, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini-warehouse properties in which the Partnership has an interest.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 33 properties in 15 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude three properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 32 of the properties are owned by SEI/PSP IV Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 49.8% to 50.9%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities."

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

         Allocation of Net Income or Loss
         --------------------------------

                  The General Partners' share of net income or loss consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 4) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income or loss is allocated to the limited partners.

         Per Unit Data
         -------------

                  Per unit data is based on the number of limited partnership units (128,000) outstanding during the year.

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $13.92, $13.92, and $20.88 for 1998, 1997, and 1996, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on all the properties in which the Partnership has an interest to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosures.

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

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1998, 1997, and 1996, the Partnership recognized earnings from the Real Estate Entities of $2,608,000, $1,950,000 and $979,000, respectively, and received cash distributions totaling $4,006,000, $2,924,000, and $3,045,000, respectively from the Real
         Estate Entities.

3.       INVESTMENT IN REAL ESTATE ENTITIES (CONTINUED)

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1998            1997
                                                     ------------    -----------
For the year ended December 31,
    Total revenues                                   $103,647,000    $44,073,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         35,731,000      9,568,000

At December 31,
    Total assets, net of accumulated depreciation    $765,906,000   $381,088,000
    Total liabilities                                  67,569,000     12,763,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      545,322,000    199,660,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1998, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                  PSI has a significant economic interest in PSBPLP.

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

                  Unaudited taxable net income (loss) was $2,865,000, $4,980,000, and $(950,000) for the years ended December 31, 1998, 1997, and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
-----------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                               $-            $101,000       $1,524,000         $10,000
                                                  ===============================================================



                                                                  Gross Carrying Amount
                                                                   At December 31, 1998
                                                  --------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                               $101,000      $1,534,000      $1,635,000       $647,000
                                                  ===============================================================


                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                         ---------------------------------------
                                           1998           1997          1996
                                         ---------------------------------------

Balance at beginning of the period       $1,621,000     $1,606,000    $1,601,000

Additions during the period:
  Improvements, etc.                         14,000         15,000         5,000
                                         ---------------------------------------

Balance at the close of the period       $1,635,000     $1,621,000    $1,606,000
                                         =======================================


                    ACCUMULATED DEPRECIATION RECONCILIATION


                                                     Years Ended December 31,
                                         ---------------------------------------
                                            1998          1997           1996
                                         ---------------------------------------


Balance at beginning of the period         $581,000      $519,000       $458,000

Additions during the period:
  Depreciation                               66,000        62,000         61,000
                                         ---------------------------------------

Balance at the close of the period         $647,000      $581,000       $519,000
                                         =======================================


(B) The aggregate cost of real estate for Federal income tax purposes is $1,178,000.

                         Report of Independent Auditors




The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                            SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1998 and 1997



                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                             $      297,000      $      230,000

Rent and other receivables                                                                    73,000              79,000

Real estate facilities, at cost:
     Land                                                                                 14,327,000          14,327,000
     Buildings and equipment                                                              45,645,000          44,759,000
                                                                                   --------------------------------------
                                                                                          59,972,000          59,086,000

         Less accumulated depreciation                                                   (24,152,000)        (21,863,000)
                                                                                   --------------------------------------
                                                                                          35,820,000          37,223,000

Investment in real estate entity                                                          20,202,000          20,001,000

Other assets                                                                                 100,000             101,000
                                                                                   --------------------------------------

                                                                                      $   56,492,000      $   57,634,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $      670,000      $      555,000

Advance payments from renters                                                                405,000             377,000

Partners' equity:
     PS Partners IV, Ltd.                                                                 16,115,000          17,513,000
     Public Storage, Inc.                                                                 39,302,000          39,189,000
                                                                                   --------------------------------------

Total partners' equity                                                                    55,417,000          56,702,000
                                                                                   --------------------------------------

                                                                                      $   56,492,000      $   57,634,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $12,528,000       $11,893,000       $14,737,000
Equity in earnings of real estate entity                                    859,000           602,000                 -
                                                                   -----------------------------------------------------
                                                                         13,387,000        12,495,000        14,737,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,014,000         3,878,000         5,678,000
Management fees                                                             753,000           715,000           851,000
Depreciation and amortization                                             2,289,000         2,170,000         3,391,000
                                                                   -----------------------------------------------------
                                                                          7,056,000         6,763,000         9,920,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $6,331,000        $5,732,000        $4,817,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                                   $2,608,000        $1,950,000          $979,000
          Public Storage Inc.'s share                                     3,723,000         3,782,000         3,838,000
                                                                   -----------------------------------------------------
                                                                         $6,331,000        $5,732,000        $4,817,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1998, 1997, and 1996


                                                                   PS Partners        Public Storage
                                                                    IV, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1995                                        $20,553,000        $37,887,000          $58,440,000

Net income                                                               979,000          3,838,000            4,817,000

Distributions                                                         (3,045,000)        (3,114,000)          (6,159,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1996                                         18,487,000         38,611,000           57,098,000

Net income                                                             1,950,000          3,782,000            5,732,000

Distributions                                                         (2,924,000)        (3,204,000)          (6,128,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1997                                         17,513,000         39,189,000           56,702,000

Net income                                                             2,608,000          3,723,000            6,331,000

Distributions                                                         (4,006,000)        (3,610,000)          (7,616,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1998                                        $16,115,000        $39,302,000          $55,417,000
                                                              =============================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996

                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $6,331,000      $5,732,000      $4,817,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,289,000        2,170,000       3,391,000
         Decrease (increase) in rent and other receivables                       6,000           42,000         (68,000)
         Decrease (increase) in other assets                                     1,000          116,000         (64,000)
         Increase (decrease) in accounts payable                               115,000         (446,000)        (60,000)
         Increase (decrease) in advance payments from renters                   28,000          (12,000)        (18,000)
         Equity in earnings of real estate entity                             (859,000)        (602,000)              -
                                                                        -------------------------------------------------

              Total adjustments                                              1,580,000        1,268,000       3,181,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,911,000        7,000,000       7,998,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 658,000          251,000               -
         Additions to real estate facilities                                  (886,000)      (1,079,000)     (1,905,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                           (228,000)        (828,000)     (1,905,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (7,616,000)      (6,128,000)     (6,159,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (7,616,000)      (6,128,000)     (6,159,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            67,000           44,000         (66,000)

Cash and cash equivalents at the beginning of the period                       230,000          186,000         252,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $297,000         $230,000        $186,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)



                                                                                 1998           1997           1996
                                                                             --------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                              $-        $(19,650,000)       $-

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                            -          19,650,000         -

                            See accompanying notes.
                                      F-18

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Joint Venture is not aware of any environmental contamination of the Mini-Warehouses which individually or in the aggregate would be material to the Joint Venture's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Joint Venture adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Joint Venture only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Joint Venture's disclosures.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       REAL ESTATE FACILITIES

                  The City of Manchester, Airport Authority ("Airport Authority") is considering the acquisition of a small parcel of land at the Joint Venture's Manchester, New Hampshire property either through the exercise of its right of eminent domain or pursuant to a conveyance in lieu of an exercise of such power. If acquired, the Airport Authority intends to use the parcel of land for the widening of an adjoining road. The Joint Venture is currently in communication with the Airport Authority concerning the status of its decision with regard to the possible partial taking. The Joint Venture does not anticipate the recognition of a loss as a result of the possible transaction.

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

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP")

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1998 and 1997, the Joint Venture recognized $859,000 and $602,000, respectively, in equity in earnings of real estate entity with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                       1998            1997
                                                     -----------    -----------
For the year ended December 31,
    Total revenues                                   $90,260,000    $31,578,000
    Minority interest in income                       11,208,000      8,566,000
    Net income                                        29,400,000      3,836,000

At December 31,
    Total assets, net of accumulated depreciation   $709,414,000   $323,454,000
    Total liabilities                                 66,494,000     11,831,000
    Total minority interest                          153,015,000    168,665,000
    Total equity                                     489,905,000    142,958,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

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

                  Unaudited taxable net income was $5,186,000, $4,979,000 and $457,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------
              Mini-Warehouses
4/85         Austin/ S. First                             $-          $778,000       $1,282,000       $255,000
4/85         Cincinnati/ E. Kemper                         -           232,000        1,573,000        243,000
4/85         Cincinnati/ Colerain                          -           253,000        1,717,000        290,000
4/85         Florence/ Tanner Lane                         -           218,000        1,477,000        296,000
5/85         Tacoma/ Phillips Rd.                          -           396,000        1,204,000        214,000
5/85         Milwaukie/ Mcloughlin II                      -           458,000          742,000        326,000
7/85         San Diego/ Kearny Mesa Rd                     -           783,000        1,750,000        328,000
5/85         Manchester/ S. Willow II                      -           371,000        2,129,000       (198,000)
6/85         N. Hollywood/ Raymer                          -           967,000          848,000        269,000
7/85         Scottsdale/ 70th St                           -           632,000        1,368,000        220,000
7/85         Concord/ Hwy 29                               -           150,000          750,000        307,000
10/85        N. Hollywood/ Whitsett                        -         1,524,000        2,576,000        341,000
10/85        Portland/ SE 82nd St                          -           354,000          496,000        271,000
9/85         Madison/ Copps Ave.                           -           450,000        1,150,000        338,000
9/85         Columbus/ Sinclair                            -           307,000          893,000        183,000
9/85         Philadelphia/ Tacony St                       -           118,000        1,782,000        187,000
10/85        Perrysburg/ Helen Dr.                         -           110,000        1,590,000       (121,000)
10/85        Columbus/ Ambleside                           -           124,000        1,526,000       (153,000)
10/85        Indianapolis/ Pike Place                      -           229,000        1,531,000        216,000
10/85        Indianapolis/ Beach Grove                     -           198,000        1,342,000        207,000
10/85        Hartford/ Roberts                             -           219,000        1,481,000        412,000
10/85        Wichita/ S. Rock Rd.                          -           501,000        1,478,000         16,000
10/85        Wichita/ E. Harry                             -           313,000        1,050,000        (25,000)
10/85        Wichita/ S. Woodlawn                          -           263,000          905,000        (23,000)
10/85        Wichita/ E. Kellogg                           -           185,000          658,000        (78,000)
10/85        Wichita/ S. Tyler                             -           294,000        1,004,000         65,000



                                                                 Gross Carrying Amount
                                                                  At December 31, 1998
                                                 --------------------------------------------------------------
    Date                                                            Buildings &                   Accumulated
  Acquired                Description                  Land        Improvements        Total      Depreciation
----------------------------------------------------------------------------------------------------------------
              Mini-Warehouses
4/85         Austin/ S. First                          $778,000      $1,537,000       $2,315,000      $826,000
4/85         Cincinnati/ E. Kemper                      232,000       1,816,000        2,048,000       985,000
4/85         Cincinnati/ Colerain                       253,000       2,007,000        2,260,000     1,085,000
4/85         Florence/ Tanner Lane                      218,000       1,773,000        1,991,000       950,000
5/85         Tacoma/ Phillips Rd.                       396,000       1,418,000        1,814,000       752,000
5/85         Milwaukie/ Mcloughlin II                   458,000       1,068,000        1,526,000       562,000
7/85         San Diego/ Kearny Mesa Rd                  783,000       2,078,000        2,861,000     1,153,000
5/85         Manchester/ S. Willow II                   371,000       1,931,000        2,302,000     1,047,000
6/85         N. Hollywood/ Raymer                       967,000       1,117,000        2,084,000       612,000
7/85         Scottsdale/ 70th St                        632,000       1,588,000        2,220,000       846,000
7/85         Concord/ Hwy 29                            150,000       1,057,000        1,207,000       543,000
10/85        N. Hollywood/ Whitsett                   1,524,000       2,917,000        4,441,000     1,516,000
10/85        Portland/ SE 82nd St                       354,000         767,000        1,121,000       425,000
9/85         Madison/ Copps Ave.                        450,000       1,488,000        1,938,000       795,000
9/85         Columbus/ Sinclair                         307,000       1,076,000        1,383,000       559,000
9/85         Philadelphia/ Tacony St                    118,000       1,969,000        2,087,000     1,039,000
10/85        Perrysburg/ Helen Dr.                      110,000       1,469,000        1,579,000       769,000
10/85        Columbus/ Ambleside                        124,000       1,373,000        1,497,000       716,000
10/85        Indianapolis/ Pike Place                   229,000       1,747,000        1,976,000       916,000
10/85        Indianapolis/ Beach Grove                  198,000       1,549,000        1,747,000       796,000
10/85        Hartford/ Roberts                          219,000       1,893,000        2,112,000       939,000
10/85        Wichita/ S. Rock Rd.                       642,000       1,353,000        1,995,000       703,000
10/85        Wichita/ E. Harry                          313,000       1,025,000        1,338,000       567,000
10/85        Wichita/ S. Woodlawn                       263,000         882,000        1,145,000       459,000
10/85        Wichita/ E. Kellogg                        185,000         580,000          765,000       299,000
10/85        Wichita/ S. Tyler                          294,000       1,069,000        1,363,000       611,000


                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

10/85        Wichita/ W. Maple                            $-          $234,000         $805,000      $(127,000)
10/85        Wichita/ Carey Lane                           -           192,000          674,000        (71,000)
10/85        Wichita/ E. Macarthur                         -           220,000          775,000       (137,000)
10/85        Joplin/ S. Range Line                         -           264,000          904,000        (21,000)
12/85        Milpitas                                      -         1,623,000        1,577,000        313,000
12/85        Pleasanton/ Santa Rita                        -         1,226,000        2,078,000        328,000
                                                  ----------------------------------------------------------------


             TOTAL                                        $-       $14,186,000      $41,115,000     $4,671,000
                                                  ================================================================


                                                                  Gross Carrying Amount
                                                                   At December 31, 1998
                                                  --------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------

10/85        Wichita/ W. Maple                          $234,000        $678,000         $912,000      $339,000
10/85        Wichita/ Carey Lane                         192,000         603,000          795,000       306,000
10/85        Wichita/ E. Macarthur                       220,000         638,000          858,000       329,000
10/85        Joplin/ S. Range Line                       264,000         883,000        1,147,000       502,000
12/85        Milpitas                                  1,623,000       1,890,000        3,513,000       975,000
12/85        Pleasanton/ Santa Rita                    1,226,000       2,406,000        3,632,000     1,231,000
                                                 ----------------------------------------------------------------


             TOTAL                                   $14,327,000     $45,645,000      $59,972,000   $24,152,000
                                                 ================================================================

                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)




(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                 Years Ended December 31,
                                         ---------------------------------------
                                           1998           1997         1996
                                         ---------------------------------------

Balance at beginning of the period       $59,086,000   $91,589,000   $89,684,000

Additions during the period:
     Improvements, etc.                      886,000     1,079,000     1,905,000

Deductions during the period:
     Disposition of real estate                    -   (33,582,000)            -
                                         ---------------------------------------

Balance at the close of the period       $59,972,000   $59,086,000   $91,589,000
                                         =======================================


ACCUMULATED DEPRECIATION RECONCILIATION

                                                 Years Ended December 31,
                                         ---------------------------------------
                                           1998           1997         1996
                                         ---------------------------------------

Balance at beginning of the period       $21,863,000   $33,625,000   $30,234,000

Additions during the period:
     Depreciation                          2,289,000     2,170,000     3,391,000

Deductions during the period:
     Disposition of real estate                    -   (13,932,000)            -
                                         ---------------------------------------

Balance at the close of the period       $24,152,000   $21,863,000   $33,625,000
                                         =======================================

(B) The aggregate cost of real estate for Federal income tax purposes is $60,289,000.