Form 10-Q
period 1999-06-30
PS PARTNERS IV LTD
filed 1999-08-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999
                     -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1999
              and December 31, 1998                                       2

         Condensed statements of income for the three
              and six months ended June 30, 1999 and 1998                 3

         Condensed statements of cash flows for the
              six months ended June 30, 1999 and 1998                     4

         Notes to condensed financial statements                          5

         Management's discussion and analysis of financial condition
              and results of operations                                   6-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        12

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                        ----------------------------------
                                                                          (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $1,340,000       $3,414,000

Rent and other receivables                                                       1,000            2,000

Real estate facility, at cost:
     Land                                                                      101,000          101,000
     Buildings and equipment                                                 1,535,000        1,534,000
                                                                        ----------------------------------
                                                                             1,636,000        1,635,000

     Less accumulated depreciation                                            (681,000)        (647,000)
                                                                        ----------------------------------
                                                                               955,000          988,000

Investment in real estate entities                                          15,511,000       16,115,000

Other assets                                                                     5,000            5,000
                                                                        ----------------------------------

                                                                           $17,812,000      $20,524,000
                                                                        ==================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                              $124,000         $122,000

Advance payments from renters                                                   12,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                           17,417,000       20,103,000
     General partner's equity                                                  259,000          287,000
                                                                        ----------------------------------

Total partners' equity                                                      17,676,000       20,390,000
                                                                        ----------------------------------

                                                                           $17,812,000      $20,524,000
                                                                        ==================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                       ----------------------------------------------------------------
                                                            1999            1998            1999              1998
                                                       ----------------------------------------------------------------

REVENUE:

Rental income                                              $76,000          $74,000       $148,000          $141,000
Equity in earnings of real estate entities                 766,000          654,000      1,428,000         1,168,000
Interest income                                             12,000           30,000         48,000            51,000
                                                       ----------------------------------------------------------------
                                                           854,000          758,000      1,624,000         1,360,000
                                                       ----------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                          30,000           26,000         61,000            55,000
Management fees                                              5,000            4,000          9,000             8,000
Depreciation and amortization                               17,000           17,000         34,000            33,000
Administrative                                              60,000           65,000         83,000            84,000
                                                       ----------------------------------------------------------------
                                                           112,000          112,000        187,000           180,000
                                                       ----------------------------------------------------------------

NET INCOME                                                $742,000         $646,000     $1,437,000        $1,180,000
                                                       ================================================================

Limited partners' share of net income
     ($7.90 per unit in 1999 and
     $8.35 per unit in 1998)                                                            $1,011,000        $1,069,000
General partner's share of net income                                                      426,000           111,000
                                                                                    -----------------------------------
                                                                                        $1,437,000        $1,180,000
                                                                                    ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                 ---------------------------------
                                                                                      1999               1998
                                                                                 ---------------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income                                                                  $1,437,000        $1,180,000

       Adjustments to reconcile net income to net cash provided by operating activities

           Depreciation and amortization                                               34,000            33,000
           Decrease in rent and other receivables                                       1,000                 -
           Increase in other assets                                                         -            (1,000)
           Increase (decrease) in accounts payable                                      2,000           (30,000)
           Increase in advance payments from renters                                        -             2,000
           Equity in earnings of real estate entities                              (1,428,000)       (1,168,000)
                                                                                 ---------------------------------

               Total adjustments                                                   (1,391,000)       (1,164,000)
                                                                                 ---------------------------------

               Net cash provided by operating activities                               46,000            16,000
                                                                                 ---------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

       Distributions from real estate entities                                      2,032,000         2,109,000
       Additions to real estate facility                                               (1,000)           (9,000)
                                                                                 ---------------------------------

           Net cash provided by investing activities                                2,031,000         2,100,000
                                                                                 ---------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

       Distributions to partners                                                   (4,151,000)       (1,000,000)
                                                                                 ---------------------------------

           Net cash used in financing activities                                   (4,151,000)       (1,000,000)
                                                                                 ---------------------------------

  Net (decrease) increase in cash and cash equivalents                             (2,074,000)        1,116,000

  Cash and cash equivalents at the beginning of the period                          3,414,000         1,293,000
                                                                                 ---------------------------------

  Cash and cash equivalents at the end of the period                               $1,340,000        $2,409,000
                                                                                 =================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                  Six Months Ended June 30,
                                             -----------------------------------
                                                1999                    1998
                                             -----------             -----------
  Total revenues...................          $67,305,000             $43,223,000
  Minority interest in income......           $6,400,000              $5,683,000
  Net income.......................          $21,125,000             $12,544,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the three months ended June 30, 1999 was $742,000 compared to $646,000 for the three months ended June 30, 1998, representing an increase of $96,000, or 15%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $76,000 compared to $74,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $2,000, or 3%. Cost of operations (including management fees) increased $5,000, or 17%, to $35,000 from $30,000 for the three months ended June 30, 1999 and 1998, respectively.
Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $3,000, or 7%, from $44,000 to $41,000 for the three months ended June 30, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $766,000 in the three months ended June 30, 1999 as compared to $654,000 during the three months ended June 30, 1998, representing an increase of $112,000, or 17%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $17,000 for the three months ended June 30, 1998 and 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the six months ended June 30, 1999 was $1,437,000 compared to $1,180,000 for the six months ended June 30, 1998, representing an increase of $257,000, or 22%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities in which the Partnership has an interest, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $148,000 compared to $141,000 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of $7,000, or 5%. Cost of operations (including management fees) increased $7,000, or 11%, to $70,000 from $63,000 for the six months ended June 30, 1999 and 1998, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income remained stable at $78,000 for the six months ended June 30, 1998 and 1999.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,428,000 in the six months ended June 30, 1999 as compared to $1,168,000 during the six months ended June 30, 1998, representing an increase of $260,000, or 22%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000 from $33,000 to $34,000 for the six months ended June 30, 1998 and 1999, respectively.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

         Rental income for the Mini-Warehouse Properties was $3,286,000 compared to $3,208,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $78,000, or 2%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 compared to $.65 for the three months ended June 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 91% for the three months ended June 30, 1998 and 1999. Cost of operations (including management fees) decreased $42,000, or 3%, to $1,212,000 from $1,254,000 for the three months ended June 30, 1999 and 1998, respectively. This decrease was primarily attributable to a decrease in property tax expenses, partially offset by increases in repairs and maintenance and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $120,000, or 6%, from $1,954,000 to $2,074,000 for the three months ended June 30, 1998 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

         Rental income for the Mini-Warehouse Properties was $6,492,000 compared to $6,271,000 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of $221,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 compared to $.64 for the six months ended

June 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 90% for the six months ended June 30, 1998 and 1999. Cost of operations (including management fees) increased $48,000, or 2%, to $2,475,000 from $2,427,000 for the six months ended June 30,
1999 and 1998, respectively. This increase was primarily attributable to increases in repairs and maintenance, advertising and promotion (due primarily to the PSI national telephone reservation center) and payroll expenses, partially offset by a decrease in property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $173,000, or 5%, from $3,844,000 to $4,017,000 for the six months ended June 30, 1998 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,078,000 for the six months ended June 30, 1999) has been sufficient to meet all current obligations of the Partnership.

         During 1999, the Partnership does not anticipate incurring significant costs for capital improvements to the Partnership's wholly-owned property. Total capital improvements for the six months ended June 30, 1999 with respect to this property was $1,000.

         The Partnership paid distributions to the limited and general partners totaling $3,698,000 ($28.89 per unit) and $453,000, respectively, during the first six months of 1999. Included in these distributions were special distributions of a portion of the Partnership's operating reserve to the limited and general partners totaling $2,807,000 ($21.93 per unit) and $345,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Impact of Year 2000
-------------------

         The Partnership utilizes Public Storage, Inc.'s ("PSI") information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Implementations have been completed on PSI's critical applications that impact the Partnership, such as the general ledger, property operations, and related systems. Contingency plans have been developed for use in case PSI's assessment may have not been able to identify all Y2K issues, or if the implementations were subsequently determined to not fully remediate Y2K issues that were identified. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. PSI expects the implementation of the required solutions to be completed in advance of December 31, 1999. Based upon its evaluation, PSI has no reason to believe that lack of compliance or failure of required solutions would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $148,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI expects to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within the Partnership, at PSI or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

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


                            DATED: August 12, 1999



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