Form 10-Q
period 1999-09-30
PS PARTNERS IV LTD
filed 1999-11-12
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999
                     ------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX



PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 1999
              and December 31, 1998                                       2

         Condensed statements of income for the three
              and nine months ended September 30, 1999 and 1998           3

         Condensed statements of cash flows for the
              nine months ended September 30, 1999 and 1998               4

         Notes to condensed financial statements                          5

         Management's discussion and analysis of financial condition
              and results of operations                                   6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                        11

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  September 30,      December 31,
                                                                                       1999             1998
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $2,462,000       $3,414,000

Rent and other receivables                                                                 2,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,536,000        1,534,000
                                                                                 -----------------------------------
                                                                                       1,637,000        1,635,000

     Less accumulated depreciation                                                      (698,000)        (647,000)
                                                                                 -----------------------------------
                                                                                         939,000          988,000

Investment in real estate entities                                                    14,702,000       16,115,000

Other assets                                                                               3,000            5,000
                                                                                 -----------------------------------

                                                                                     $18,108,000      $20,524,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $148,000         $122,000

Advance payments from renters                                                             11,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     17,687,000       20,103,000
     General partner's equity                                                            262,000          287,000
                                                                                 -----------------------------------

Total partners' equity                                                                17,949,000       20,390,000
                                                                                 -----------------------------------

                                                                                     $18,108,000      $20,524,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -------------------------------------------------------------------
                                                             1999            1998            1999              1998
                                                       -------------------------------------------------------------------

REVENUE:

Rental income                                                 $83,000          $82,000       $231,000          $223,000
Equity in earnings of real estate entities                    761,000          695,000      2,189,000         1,863,000
Interest income                                                23,000           40,000         71,000            91,000
                                                       -------------------------------------------------------------------
                                                              867,000          817,000      2,491,000         2,177,000
                                                       -------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             37,000           31,000         98,000            86,000
Management fees                                                 5,000            6,000         14,000            14,000
Depreciation and amortization                                  17,000           16,000         51,000            49,000
Administrative                                                 36,000           41,000        119,000           125,000
                                                       -------------------------------------------------------------------
                                                               95,000           94,000        282,000           274,000
                                                       -------------------------------------------------------------------

NET INCOME                                                   $772,000         $723,000     $2,209,000        $1,903,000
                                                       ===================================================================

Limited partners' share of net income
     ($13.49 per unit in 1999 and
     $13.55 per unit in 1998)                                                              $1,727,000        $1,735,000
General partner's share of net income                                                         482,000           168,000
                                                                                       -----------------------------------
                                                                                           $2,209,000        $1,903,000
                                                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      1999              1998
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $2,209,000         $1,903,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  51,000             49,000
         Increase in rent and other receivables                                              -             (6,000)
         Decrease in other assets                                                        2,000                  -
         Increase (decrease) in accounts payable                                        26,000             (4,000)
         Decrease in advance payments from renters                                      (1,000)                 -
         Equity in earnings of real estate entities                                 (2,189,000)        (1,863,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,111,000)        (1,824,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                  98,000             79,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     3,602,000          3,173,000
         Additions to real estate facility                                              (2,000)           (10,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,600,000          3,163,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (4,650,000)        (1,500,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (4,650,000)        (1,500,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (952,000)         1,742,000

Cash and cash equivalents at the beginning of the period                             3,414,000          1,293,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,462,000         $3,035,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  1999               1998
                                             -------------      ------------

  Total revenues.......................       $104,130,000      $72,973,000
  Minority interest in income..........        $10,769,000       $8,696,000
  Net income...........................        $32,541,000      $22,987,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

         The Partnership's net income for the three months ended September 30, 1999 was $772,000 compared to $723,000 for the three months ended September 30, 1998, representing an increase of $49,000, or 7%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, offset by decreased interest income.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $83,000 compared to $82,000 for the three months ended September 30, 1999 and 1998, respectively, representing an increase of $1,000, or 1%. Cost of operations (including management fees) increased $5,000, or 14%, to $42,000 from $37,000 for the three months ended September 30, 1999 and 1998, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $4,000, or 9%, from $45,000 to $41,000 for the three months ended September 30, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $761,000 in the three months ended September 30, 1999 as compared to $695,000 during the three months ended September 30, 1998, representing an increase of $66,000, or 9%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000 from $16,000 to $17,000 for the three months ended September 30, 1998 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

         The Partnership's net income for the nine months ended September 30, 1999 was $2,209,000 compared to $1,903,000 for the nine months ended September 30, 1998, representing an increase of $306,000, or 16%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in, offset by decreased interest income and decreased depreciation allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse property was $231,000 compared to $223,000 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of $8,000, or 4%. Cost of operations (including management fees) increased $12,000, or 12%, to $112,000 from $100,000 for the nine months ended September 30, 1999 and 1998, respectively. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $4,000, or 3%, from $123,000 to $119,000 for the nine months ended September 30, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,189,000 in the nine months ended September 30, 1999 as compared to $1,863,000 during the nine months ended September 30, 1998, representing an increase of $326,000, or 17%. This was due primarily to the Partnership's share of improved operating results at the

Joint Venture's mini-warehouses, combined with a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $2,000, or 4%, from $49,000 to $51,000 for the nine months ended September 30, 1998 and 1999, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

         Rental income for the Mini-Warehouse Properties was $3,394,000 compared to $3,342,000 for the three months ended September 30, 1999 and 1998, respectively, representing an increase of $52,000, or 2%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties, partially offset by decreased average occupancy rates. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.17 compared to $7.98 for the three months ended September 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 92% to 91% for the three months ended September 30, 1998 and 1999, respectively. Cost of operations (including management fees) decreased $23,000, or 2%, to $1,295,000 from $1,318,000 for the three months ended September 30, 1999 and 1998, respectively. This decrease is primarily attributable to lower property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $75,000, or 4%, from $2,024,000 to $2,099,000 for the three months ended September 30, 1998 and 1999, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

         Rental income for the Mini-Warehouse Properties was $9,886,000 compared to $9,613,000 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of $273,000, or 3%. The increase in rental income was primarily attributable to increased rental rates at the
Mini-Warehouse. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.01 compared to $7.78 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 90% for the nine months ended September 30, 1998 and 1999. Cost of operations (including management fees)  increased  $25,000,  or 1%, to $3,770,000  from  $3,745,000  for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) and repairs and maintenance expenses, offset by lower property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $248,000, or 4%, from $5,868,000 to $6,116,000 for the nine months ended September 30, 1998 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,700,000 for the nine months ended September 30, 1999) has been sufficient to meet all current obligations of the Partnership.

         During 1999, the Partnership does not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the nine months ended September 30, 1999 with respect to this property was $2,000.

         The Partnership paid distributions to the limited and general partners totaling $4,143,000 ($32.38 per unit) and $507,000, respectively, during the first nine months of 1999. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are Year 2000 compliant. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

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


                          DATED: November 12, 1999



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