Form 10-K405
period 1999-12-31
PS PARTNERS IV LTD
filed 2000-03-28
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1999
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-14475
                       -------

                               PS PARTNERS IV, LTD
                               -------------------
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

ITEM 1.  BUSINESS.
         ---------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2000, PSI owned approximately 56.49% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         The Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the properties owned by the Partnership and the Joint Venture. In a letter appraisal report dated May 13, 1996, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value Mini-Warehouse Properties (consisting not only of the Partnership's interest but also including PSI's interest), as of January 31, 1996, was $67,500,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 49% to 50%) in 32 of the Mini-Warehouse Properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the Mini-Warehouse Properties (an aggregate of $6,968,000). Value estimates were then made using both a direct capitalization analysis ($69,900,000) and a discounted cash flow analysis
($66,600,000). In applying the discounted cash flow, analysis projections of cash flow from each property were developed for an 11-year period ending in the year 2007. Growth rates for income and expenses were assumed to be 3.5% per year. NDRC then used a terminal capitalization rate of 10.5% to capitalize each property's 11th year net operating income into a residual value at the end of the holding period. The ten yearly cash flows plus the residual or reversionary proceeds net of sales costs were then discounted to present worth using a discount rate of 13.25%. In the direct capitalization analysis, NDRC applied a 10.0% capitalization rate to the mini-warehouses' stabilized net operating income. These value estimates were then compared to an estimated value ($66,200,000) using a regression analysis applied to approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis.

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

COMPETITION
-----------

         Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnerships facilities. Recent increases in development of mini-warehouse facilities have intensified the competition among mini-warehouse operators in many market areas in which the Partnership operates. In recent years consolidation has occurred in the fragmented mini-warehouse industry.

         The Partnership believes that the significant operating and financial experience of PSI's officers and directors, combined with the Partnership's geographic diversity, economies of scale and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

BUSINESS ATTRIBUTES
-------------------

         Under PSI operation, the Partnership's facilities are part of a comprehensive distribution system encompassing standardized procedures, integrated reporting and information networks and centralized marketing. This distribution system is designed to maximize revenue through pricing and occupancy. The distribution system was significantly enhanced during 1996 with the introduction and implementation of the national telephone reservation center and new facility management software.

         NATIONAL TELEPHONE RESERVATION SYSTEM: Commencing in early 1996, PSI began to implement a national telephone reservation system designed to provide added customer service and maximize utilization of available mini-warehouse space. Customers calling either the PSI's toll-free telephone referral system,
(800) 44-STORE, or a mini-warehouse facility are directed to the national reservation system where a representative discusses with the customer space requirements, price and location.

         PSI believes that the national telephone reservation system has enhanced the Partnership's ability to effectively market mini-warehouse and is primarily responsible for the Partnership's increasing occupancy levels and realized rental rates experienced at the mini-warehouse facilities during the past three years.

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 1999, PSI operated 1,358 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 663,000 spaces rented. The size and scope of PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

         BRAND NAME RECOGNITION: The Partnership's operations are conducted under the "Public Storage" brand name, which the Partnership believes is the most recognized and established name in the mini-warehouse industry. PSI manages mini-warehouse operations conducted in 37 states, giving it national recognition and prominence. PSI focuses its operations within those states in the major metropolitan markets. This concentration establishes PSI as one of the dominant providers of storage space in each market that it operates in and enables it to use a variety of promotional activities, such as television and radio advertising as well as targeted discounting and referrals, which are generally not economically viable to its competitors.

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

         The Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 294 to 847 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

ITEM 2.  PROPERTIES.
         -----------

         The following table sets forth information as of December 31, 1999, about the Mini-Warehouse Properties.

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
--------------------     -----------      ------      -----------     ----------

ARIZONA
Scottsdale                   44,300          555       07/12/85          50.9%
   70th St.

CALIFORNIA
Milpitas                     54,700          671       12/24/85          50.0
   Pecten Ct.
N. Hollywood                 28,900          469       06/07/85          50.0
   Raymer St.
N. Hollywood                 50,000          817       10/04/85          50.0
   Whitsett Ave.
Pleasanton                   71,700          581       12/17/85          50.0
   Santa Rita Rd.
San Diego                    50,900          644       07/11/85          50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                     47,000          430       10/17/85          50.0
   Roberts St.

INDIANA
Ft. Wayne                    58,900          433       07/06/88         100.0
   Illinois Rd.
Indianapolis                 59,200          505       10/31/85          50.0
   Elmwood
Indianapolis                 59,000          531       10/31/85          50.0
   Pike Plaza Rd.

KANSAS
Wichita                      44,400          337       10/09/85          49.9
   Carey Lane
Wichita                      64,400          427       10/09/85          49.9
   E. Harry
Wichita                      41,500          294       10/09/85          49.9
   E. Kellogg
Wichita                      46,800          383       10/09/85          49.9
   E. MacArthur
Wichita                     107,700          799       10/09/85          49.9
   S. Rock Road
Wichita                      63,600          537       10/09/85          49.9
   S. Tyler Rd.
Wichita                      56,000          402       10/09/85          49.9
   S. Woodlawn

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
--------------------     -----------      ------      -----------     ----------

KANSAS
Wichita                      53,200          451       10/09/85          49.9%
   W. Maple

KENTUCKY
Florence                     53,800          442       04/30/85          50.0
   Tanner Lane

MISSOURI
Joplin                       56,500          437       10/09/85          49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                   61,600          534       05/20/85          50.0
   S. Willow II

NORTH CAROLINA
Concord                      41,000          452       07/26/85          50.0
   Highway 29

OHIO
Cincinnati                   53,000          503       04/30/85          50.0
   Colerain Ave.
Cincinnati                   50,600          462       04/30/85          50.0
   E. Kemper
Columbus                     63,400          480       10/04/85          50.0
   Ambleside Dr.
Columbus                     56,900          426       09/25/85          50.0
   Sinclair Rd.
Perrysburg                   62,900          498       10/29/85          50.0
   Helen Drive

OREGON
Milwaukie                    50,600          478       05/17/85          49.8
   McLoughlin II
Portland                     34,900          444       10/02/85          50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                 50,000          435       09/12/85          50.0
   Tacony St.

TEXAS
Austin                       66,700          847       04/18/85          50.0
   S. First St.

                             Net          Number
                           Rentable         of          Date of       Ownership
Location                 Square Feet      Spaces      Acquisition     Percentage
--------------------     -----------      ------      -----------     ----------

WASHINGTON
Tacoma                       47,400          525       05/23/85          50.0
   Phillips Rd. S.W.

WISCONSIN
Madison                      71,000          392       09/18/85          50.0%
   Copps Avenue

         The weighted average occupancy level for the Mini-Warehouse Properties remained stable at 90% in 1999 and 1998. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.02 in 1999 compared to $7.80 in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS.
         --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 2,459 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

                                                              For the Years Ended December 31,
                                         ------------------------------------------------------------------------
                                            1999            1998            1997           1996            1995
                                         ------------   ------------   ------------   ------------   ------------
                                                           (In thousands, except per Unit data)

Total Revenues                            $    3,330     $    3,041     $    2,256     $    1,262     $    1,348

Depreciation and amortization                     69             66             62             61             60

Net income                                     2,974          2,696          1,924            932            992

   Limited partners' share                     2,434          2,471          1,707            626            497

   General partners' share                       540            225            217            306            495

Limited partners'
   per unit data (a)

   Net income (loss)                          $19.02         $19.30         $13.34          $4.89          $3.88

   Cash distributions (b)                     $35.84         $13.92         $13.92         $20.88         $34.10

As of December 31,
------------------
Cash and cash  equivalents                $    2,337     $    3,414     $    1,293     $      227     $      212

Total assets                              $   18,404     $   20,524     $   19,853     $   19,831     $   21,915


(a) Limited partners' per unit data is based on the weighted average number of units outstanding (128,000) during the year.

(b) The General Partners distributed, concurrent with the distributions for the first quarter of 1999, a portion of the Partnership's operating reserve estimated to be $21.92 per Unit. The General Partners distributed, concurrent with the distributions for the third quarter of 1995, a portion of the Partnership's operating reserve estimated to be $6.26 per Unit.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $2,974,000 in 1999 compared to $2,696,000 in 1998, representing an increase of $278,000, or 10.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties"), the Partnership's share of increased operating results of PSBLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $306,000 in 1999 compared to $299,000 in 1998, representing an increase of $7,000, or 2.3%. Cost of operations (including management fees) increased $11,000, or 8.3%, to $144,000 during 1999 from $133,000 in 1998. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $4,000, or 2.4%, from $166,000 in 1998 to $162,000 in 1999.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,920,000 in 1999 as compared to $2,608,000 during 1998, representing an increase of $312,000, or 12.0%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, the Partnership's share of increased operating results of PSBLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $3,000, or 4.6%, from $66,000 in 1998 to $69,000 during 1999. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1999 and 1998, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998: Rental income for the Mini-Warehouse Properties was $13,130,000 in 1999 compared to $12,827,000 during 1998, representing an increase of $303,000, or 2.4%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.02 in 1999 compared to $7.80 in 1998. The weighted average occupancy levels remained stable at 90% in 1998 and 1999. Cost of operations (including management fees) increased $177,000, or 3.6%, to $5,077,000 during 1999 from $4,900,000 in 1998.
This increase was primarily attributable to increases in advertising, management, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $126,000, or 1.6%, from $7,927,000 in 1998 to $8,053,000 during 1999.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $12,827,000 in 1998 compared to $12,160,000 during 1997, representing an increase of $667,000, or 5.5%. The increase in rental income was primarily attributable to increased rental rates, combined with increased average occupancy levels. The annual average realized rent per square foot was $7.80 in 1998 compared to $7.48 in 1997. The weighted average occupancy levels increased from 89% in 1997 to 90% in 1998. Cost of operations (including management fees) increased $180,000, or 3.8%, to $4,900,000 during 1998 from $4,720,000 in 1997. This increase was primarily attributable to increases in advertising, management, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $487,000, or 6.5%, from $7,440,000 in 1997 to $7,927,000 during 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 1999 totaling $2,337,000.

         Cash flows from operating activities and distributions from Real Estate Entities (totaling $4,076,000 for the year ended December 31, 1999) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $3,000, $14,000, and $15,000 in 1999, 1998, and 1997, respectively. During 2000, the Partnership does not anticipate incurring significant costs for capital improvements to the Partnership's wholly-owned property.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1999 and prior years were as follows:

                                 Total                     Per Unit
                           --------------               --------------
        1999                 $5,150,000                     $35.84
        1998                  2,000,000                      13.92
        1997                  2,000,000                      13.92
        1996                  2,999,000                      20.88
        1995                  4,899,000                      34.10
        1994                  2,816,000                      19.60
        1993                  2,442,000                      17.00
        1992                  2,968,000                      20.66
        1991                  3,607,000                      25.11
        1990                  3,144,000                      21.89
        1989                  3,097,000                      21.56
        1988                  3,769,000                      26.23
        1987                  3,770,000                      26.23
        1986                  3,593,000                      25.00

         During the fourth quarter of 1990, the Partnership made a special distribution totaling $1,077,000 ($7.50 per Unit), representing cash reserves held. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve estimated at $9.00 per Unit. The General Partners also distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating reserve estimated at $6.26 per Unit. During the first quarter of 1999, the Partnership made a special distribution of $3,150,000 ($21.92 per Unit) representing a portion of the operating reserve. Future distribution levels will be based upon cash flows available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves).

IMPACT OF YEAR 2000
-------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.
         ------------------------------------------------------------

         None.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                              Positions with PSI
--------------------------     -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
Marvin M. Lotz                 Senior Vice President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund,

ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         At January 1, 2000, PSI beneficially owned more than 5% of the Units of the Partnership:

    Title                                             Amount of         Percent
     of                 Name and Address of           Beneficial          of
    Class                Beneficial Owner             Ownership          Class
----------------    --------------------------    ------------------    -------
Units of Limited     Public Storage, Inc.
Partnership          701 Western Avenue
Interest             Glendale, CA  91201-2394      72,303 Units (1)      56.49%

----------

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1999, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 1999, approximately $515,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 1999, the Partnership and the Joint Venture paid fees of $789,000 to PSI pursuant to the Management Agreement.

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

                               PS PARTNERS IV, LTD.
Dated:   March 28, 2000        By:   Public Storage, Inc., General Partner

                                     By:  /s/ B. Wayne Hughes
                                          -------------------
                                          B. Wayne Hughes, Chairman of the Board

                                By:  /s/ B. Wayne Hughes
                                     -------------------
                                     B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

       Signature                                   Capacity                                   Date
-------------------------      ---------------------------------------------------      ----------------
/s/ B. Wayne Hughes             Chairman of the Board and Chief                          March 28, 2000
-------------------------       Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                 General Partner (principal executive officer)


/s/ Harvey Lenkin               President and Director                                   March 28, 2000
-------------------------       of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz              Senior Vice President and Director                       March 28, 2000
-------------------------       of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.        Vice President and Director                              March 28, 2000
-------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                  Senior Vice President and Chief Financial Officer        March 28, 2000
-------------------------       of Public Storage, Inc. (principal financial
John Reyes                      officer and principal accounting officer)


/s/ Robert J. Abernethy         Director of Public Storage, Inc.                         March 28, 2000
-------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff            Director of Public Storage, Inc.                         March 28, 2000
-------------------------
Dann V. Angeloff

                                Director of Public Storage, Inc.                         March 28, 2000
-------------------------
William C. Baker

                                Director of Public Storage, Inc.                         March 28, 2000
-------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham              Director of Public Storage, Inc.                         March 28, 2000
-------------------------
Uri P. Harkham

/s/ Daniel C. Staton            Director of Public Storage, Inc.                         March 28, 2000
-------------------------
Daniel C. Staton


                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                        Page
                                                                     References
PS PARTNERS IV, LTD.
     Report of Independent Auditors                                      F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 1999 and 1998                 F-2
       For the years ended December 31, 1999, 1998 and 1997:
         Statements of Income                                            F-3
         Statements of Partners' Equity                                  F-4
         Statements of Cash Flows                                        F-5
       Notes to Financial Statements                                  F-6 - F-10
     Schedule
         Schedule III - Real Estate and Accumulated Depreciation     F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP IV JOINT VENTURES
         Report of Independent Auditors                                  F-13
         Financial Statements:
         Balance Sheets as of December 31, 1999 and 1998                 F-14
           For the years ended December 31, 1999, 1998 and 1997:
             Statements of Income                                        F-15
             Statements of Partners' Equity                              F-16
             Statements of Cash Flows                                F-17 - F-18
         Notes to Financial Statements                               F-19 - F-22
         Schedule
             Schedule III - Real Estate and Accumulated Depreciation F-23 - F-25


         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. as of December 31, 1999 and 1998 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the Unites States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                       1999                1998
                                                                ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                          $     2,337,000     $     3,414,000

Rent and other receivables                                                   2,000               2,000

Real estate facility, at cost:
     Land                                                                  101,000             101,000
     Buildings and equipment                                             1,537,000           1,534,000
                                                                ---------------------------------------
                                                                         1,638,000           1,635,000

     Less accumulated depreciation                                        (716,000)           (647,000)
                                                                ---------------------------------------
                                                                           922,000             988,000

Investment in real estate entities                                      15,140,000          16,115,000

Other assets                                                                 3,000               5,000

                                                                ---------------------------------------
                                                                   $    18,404,000     $    20,524,000
                                                                =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                   $       178,000     $       122,000

Advance payments from renters                                               12,000              12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                       17,949,000          20,103,000
     General partner's equity                                              265,000             287,000

                                                                ---------------------------------------
         Total partners' equity                                         18,214,000          20,390,000

                                                                ---------------------------------------
                                                                   $    18,404,000     $    20,524,000
                                                                =======================================

                          See accompanying footnotes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997

                                                                    1999                 1998                1997
                                                             ------------------------------------------------------------

REVENUE:

Rental income                                                    $      306,000      $      299,000       $      267,000
Equity in earnings of real estate entities                            2,920,000           2,608,000            1,950,000
Interest income                                                         104,000             134,000               39,000
                                                             ------------------------------------------------------------
                                                                      3,330,000           3,041,000            2,256,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      126,000             115,000              111,000
Management fees                                                          18,000              18,000               16,000
Depreciation and amortization                                            69,000              66,000               62,000
Administrative                                                          143,000             146,000              143,000
                                                             ------------------------------------------------------------
                                                                        356,000             345,000              332,000
                                                             ------------------------------------------------------------

NET INCOME                                                       $    2,974,000      $    2,696,000       $    1,924,000
                                                             ============================================================

Limited partners' share of net income
     ($19.02, $19.30, and $13.34 per unit in
     1999, 1998, and 1997, respectively)                         $    2,434,000      $    2,471,000       $    1,707,000
General partners' share of net income                                   540,000             225,000              217,000
                                                              ------------------------------------------------------------

                                                                 $    2,974,000      $    2,696,000       $    1,924,000
                                                              ============================================================

                          See accompanying footnotes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997


                                                    Limited              General
                                                    Partners            Partners             Total
                                              ------------------------------------------------------------

Balances at December 31, 1996                   $      19,490,000    $         280,000   $     19,770,000

Net income                                              1,707,000              217,000           1,924,000

Distributions                                          (1,783,000)            (217,000)         (2,000,000)
                                              ------------------------------------------------------------

Balances at December 31, 1997                          19,414,000              280,000          19,694,000

Net income                                              2,471,000              225,000           2,696,000

Distributions                                          (1,782,000)            (218,000)         (2,000,000)
                                              ------------------------------------------------------------

Balances at December 31, 1998                          20,103,000              287,000          20,390,000

Net income                                              2,434,000              540,000           2,974,000

Distributions                                          (4,588,000)            (562,000)         (5,150,000)
                                              ------------------------------------------------------------

Balances at December 31, 1999                    $     17,949,000     $        265,000   $      18,214,000
                                              ============================================================


                          See accompanying footnotes.
                                      F-4

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997


                                                                       1999                1998                1997
                                                                ------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    $     2,974,000     $     2,696,000    $     1,924,000

     Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                       69,000              66,000             62,000
        Decrease in rent and other receivables                                   -                   -             13,000
        Decrease in other assets                                             2,000                   -             10,000
        Increase (decrease) in accounts payable                             56,000             (25,000)            99,000
        Decrease in advance payments from renters                                -                   -             (1,000)
        Equity in earnings of real estate entities                      (2,920,000)         (2,608,000)        (1,950,000)
                                                                ------------------------------------------------------------

        Total adjustments                                               (2,793,000)         (2,567,000)        (1,767,000)
                                                                ------------------------------------------------------------

           Net cash provided by operating activities                       181,000             129,000            157,000
                                                                ------------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                          3,895,000           4,006,000          2,924,000
        Additions to real estate facility                                   (3,000)            (14,000)           (15,000)
                                                                ------------------------------------------------------------

           Net cash provided by investing activities                     3,892,000           3,992,000          2,909,000
                                                                ------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                       (5,150,000)         (2,000,000)        (2,000,000)
                                                                ------------------------------------------------------------

           Net cash used in financing activities                        (5,150,000)         (2,000,000)        (2,000,000)
                                                                ------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (1,077,000)          2,121,000          1,066,000

Cash and cash equivalents at the beginning of the period                 3,414,000           1,293,000            227,000
                                                                ------------------------------------------------------------

Cash and cash equivalents at the end of the period                 $     2,337,000     $     3,414,000    $     1,293,000
                                                                ============================================================

                          See accompanying footnotes.
                                      F-5

                              PS PARTNERS IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                  Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the properties owned jointly with the Partnership has been exercisable in all periods presented.

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $35.84, $13.92, and $13.92 for 1999, 1998, and 1997, respectively.

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

2.       Real Estate Facilities
         ----------------------

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

         ----------------------------------

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

3.       Investment in Real Estate Entities
         ----------------------------------

                 During 1999, 1998, and 1997, the Partnership recognized earnings from the Real Estate Entities of $2,920,000, $2,608,000 and $1,950,000, respectively, and received cash distributions totaling $3,895,000, $4,006,000, and $2,924,000, respectively from the Real
         Estate Entities.

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                        1999            1998
                                                    ------------    ------------
For the year ended December 31,
    Total revenues                                  $142,407,000    $103,647,000
    Minority interest in income                       16,110,000      11,208,000
    Net income                                        47,604,000      35,731,000

At December 31,
    Total assets, net of accumulated depreciation   $958,981,000    $765,906,000
    Total liabilities                                 59,331,000      67,569,000
    Total minority interest                          289,949,000     153,015,000
    Total equity                                     609,701,000     545,322,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1998 and 1999.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1999, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                  Unaudited taxable net income was $3,615,000, $2,865,000, and $4,980,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost             subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                               $-            $101,000       $1,524,000         $13,000
                                                  ================================================================


                                                                      Gross Carrying Amount
                                                                      At December 31, 1999
                                                  ---------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                               $101,000      $1,537,000      $1,638,000       $716,000
                                                  ===============================================================

                                      F-11

                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                            Years Ended December 31,
                                              -----------------------------------------------------
                                                       1999             1998              1997
                                              -----------------------------------------------------

Balance at beginning of the period                 $1,635,000       $1,621,000        $1,606,000

Additions during the period:
     Improvements, etc.                                 3,000           14,000            15,000
                                              -----------------------------------------------------

Balance at the close of the period                 $1,638,000       $1,635,000        $1,621,000
                                              =====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                Years Ended December 31,
                                               -----------------------------------------------------
                                                        1999             1998              1997
                                               -----------------------------------------------------


Balance at beginning of the period                    $647,000         $581,000          $519,000

Additions during the period:
     Depreciation                                       69,000           66,000            62,000
                                               ----------------------------------------------------

Balance at the close of the period                    $716,000         $647,000          $581,000
                                               ====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,180,000.

                         Report of Independent Auditors



The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures as of December 31, 1999 and 1998 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



February 14, 2000
Los Angeles, CA

                           SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                    1999               1998
                                                             --------------------------------------

                                     ASSETS


Cash and cash equivalents                                       $      280,000      $      297,000

Rent and other receivables                                              82,000              73,000

Real estate facilities, at cost:
     Land                                                           14,327,000          14,327,000
     Buildings and equipment                                        46,525,000          45,645,000
                                                             --------------------------------------
                                                                    60,852,000          59,972,000

         Less accumulated depreciation                             (26,664,000)        (24,152,000)
                                                             --------------------------------------
                                                                    34,188,000          35,820,000

Investment in real estate entity                                    20,572,000          20,202,000

Other assets                                                           118,000             100,000
                                                             --------------------------------------

                                                                $   55,240,000      $   56,492,000
                                                             ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                $      665,000      $      670,000

Advance payments from renters                                          405,000             405,000

Partners' equity:
     PS Partners IV, Ltd.                                           15,140,000          16,115,000
     Public Storage, Inc.                                           39,030,000          39,302,000
                                                             --------------------------------------

Total partners' equity                                              54,170,000          55,417,000
                                                             --------------------------------------

                                                                $   55,240,000      $   56,492,000
                                                             ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998, and 1997


                                                            1999              1998              1997
                                                      -----------------------------------------------------

REVENUE:

Rental income                                              $12,824,000       $12,528,000       $11,893,000
Equity in earnings of real estate entity                       970,000           859,000           602,000
                                                      -----------------------------------------------------
                                                            13,794,000        13,387,000        12,495,000
                                                      -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                           4,162,000         4,014,000         3,878,000
Management fees                                                771,000           753,000           715,000
Depreciation and amortization                                2,512,000         2,289,000         2,170,000
                                                      -----------------------------------------------------
                                                             7,445,000         7,056,000         6,763,000
                                                      -----------------------------------------------------


NET INCOME                                                  $6,349,000        $6,331,000        $5,732,000
                                                      =====================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                      $2,920,000        $2,608,000        $1,950,000
          Public Storage Inc.'s share                        3,429,000         3,723,000         3,782,000
                                                      -----------------------------------------------------
                                                            $6,349,000        $6,331,000        $5,732,000
                                                      =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1999, 1998, and 1997


                                                     PS Partners        Public Storage
                                                      IV, Ltd.               Inc.               Total
                                                -------------------------------------------------------------

Balances at December 31, 1996                          $18,487,000        $38,611,000          $57,098,000

Net income                                               1,950,000          3,782,000            5,732,000

Distributions                                           (2,924,000)        (3,204,000)          (6,128,000)

                                                -------------------------------------------------------------
Balances at December 31, 1997                           17,513,000         39,189,000           56,702,000

Net income                                               2,608,000          3,723,000            6,331,000

Distributions                                           (4,006,000)        (3,610,000)          (7,616,000)

                                                -------------------------------------------------------------
Balances at December 31, 1998                           16,115,000         39,302,000           55,417,000

Net income                                               2,920,000          3,429,000            6,349,000

Distributions                                           (3,895,000)        (3,701,000)          (7,596,000)
                                                -------------------------------------------------------------

Balances at December 31, 1999                          $15,140,000        $39,030,000          $54,170,000
                                                =============================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997


                                                                              1999            1998            1997
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $6,349,000      $6,331,000        $5,732,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,512,000        2,289,000       2,170,000
         (Increase) decrease in rent and other receivables                      (9,000)           6,000          42,000
         (Increase) decrease in other assets                                   (18,000)           1,000         116,000
         (Decrease) increase in accounts payable                                (5,000)         115,000        (446,000)
         Increase (decrease) in advance payments from renters                        -           28,000         (12,000)
         Equity in earnings of real estate entity                             (970,000)        (859,000)       (602,000)
                                                                        -------------------------------------------------

              Total adjustments                                              1,510,000        1,580,000       1,268,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      7,859,000        7,911,000       7,000,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 600,000          658,000         251,000
         Additions to real estate facilities                                  (880,000)        (886,000)     (1,079,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                           (280,000)        (228,000)       (828,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (7,596,000)      (7,616,000)     (6,128,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (7,596,000)      (7,616,000)     (6,128,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                           (17,000)          67,000          44,000

Cash and cash equivalents at the beginning of the period                       297,000          230,000         186,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $280,000         $297,000        $230,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998, and 1997
                                   (Continued)

                                                                                 1999          1998           1997
                                                                             --------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                              $-             $-      $(19,650,000)

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                            -              -        19,650,000

                            See accompanying notes.
                                      F-18

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 1999

1.       Description of Partnership
         --------------------------

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

                  The Joint Venture owns 32 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes three properties which were transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP IV is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 49.8% to 50.9%.

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Derivatives
         -----------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

3.       Real Estate Facilities
         ----------------------

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

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred was the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP")

4.       Investment in real estate entity
         --------------------------------

                  In 1999, 1998, and 1997, the Joint Venture recognized $970,000, $859,000, and $602,000 respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                          1999          1998
                                                     ------------   ------------
For the year ended December 31,
    Total revenues                                   $128,613,000    $90,260,000
    Minority interest in income                        16,110,000     11,208,000
    Net income                                         41,255,000     29,400,000

At December 31,
    Total assets, net of accumulated depreciation    $903,741,000   $709,414,000
    Total liabilities                                  58,261,000     66,494,000
    Total minority interest                           289,949,000    153,015,000
    Total equity                                      555,531,000    489,905,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1999 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1998 and 1999.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions
         --------------------------

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

6.       Leases
         ------

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

                  Unaudited taxable net income was $5,107,000, $5,186,000 and $4,979,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                            $-          $778,000       $1,282,000        $295,000
4/85          Cincinnati/ E. Kemper                        -           232,000        1,573,000         263,000
4/85          Cincinnati/ Colerain                         -           253,000        1,717,000         298,000
4/85          Florence/ Tanner Lane                        -           218,000        1,477,000         307,000
5/85          Tacoma/ Phillips Rd.                         -           396,000        1,204,000         236,000
5/85          Milwaukie/ Mcloughlin II                     -           458,000          742,000         404,000
7/85          San Diego/ Kearny Mesa Rd                    -           783,000        1,750,000         342,000
5/85          Manchester/ S. Willow II                     -           371,000        2,129,000        (185,000)
6/85          N. Hollywood/ Raymer                         -           967,000          848,000         277,000
7/85          Scottsdale/ 70th St                          -           632,000        1,368,000         225,000
7/85          Concord/ Hwy 29                              -           150,000          750,000         353,000
10/85         N. Hollywood/ Whitsett                       -         1,524,000        2,576,000         393,000
10/85         Portland/ SE 82nd St                         -           354,000          496,000         295,000
9/85          Madison/ Copps Ave.                          -           450,000        1,150,000         364,000
9/85          Columbus/ Sinclair                           -           307,000          893,000         231,000
9/85          Philadelphia/ Tacony St                      -           118,000        1,782,000         215,000
10/85         Perrysburg/ Helen Dr.                        -           110,000        1,590,000        (118,000)
10/85         Columbus/ Ambleside                          -           124,000        1,526,000        (138,000)
10/85         Indianapolis/ Pike Place                     -           229,000        1,531,000         240,000
10/85         Indianapolis/ Beach Grove                    -           198,000        1,342,000         220,000
10/85         Hartford/ Roberts                            -           219,000        1,481,000         432,000
10/85         Wichita/ S. Rock Rd.                         -           501,000        1,478,000          78,000
10/85         Wichita/ E. Harry                            -           313,000        1,050,000          25,000
10/85         Wichita/ S. Woodlawn                         -           263,000          905,000          (5,000)
10/85         Wichita/ E. Kellogg                          -           185,000          658,000         (63,000)
10/85         Wichita/ S. Tyler                            -           294,000        1,004,000          95,000
10/85         Wichita/ W. Maple                           $-          $234,000         $805,000        $(91,000)


                                                                         Gross Carrying Amount
                                                                         At December 31, 1999
                                                    ---------------------------------------------------------------
    Date                                                                Building &                    Accumulated
  Acquired                Description                     Land         Improvements       Total      Depreciation
-------------------------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                            $778,000      $1,577,000       $2,355,000      $913,000
4/85          Cincinnati/ E. Kemper                        232,000       1,836,000        2,068,000     1,074,000
4/85          Cincinnati/ Colerain                         253,000       2,015,000        2,268,000     1,183,000
4/85          Florence/ Tanner Lane                        218,000       1,784,000        2,002,000     1,044,000
5/85          Tacoma/ Phillips Rd.                         396,000       1,440,000        1,836,000       827,000
5/85          Milwaukie/ Mcloughlin II                     458,000       1,146,000        1,604,000       633,000
7/85          San Diego/ Kearny Mesa Rd                    783,000       2,092,000        2,875,000     1,253,000
5/85          Manchester/ S. Willow II                     371,000       1,944,000        2,315,000     1,138,000
6/85          N. Hollywood/ Raymer                         967,000       1,125,000        2,092,000       668,000
7/85          Scottsdale/ 70th St                          632,000       1,593,000        2,225,000       925,000
7/85          Concord/ Hwy 29                              150,000       1,103,000        1,253,000       623,000
10/85         N. Hollywood/ Whitsett                     1,524,000       2,969,000        4,493,000     1,663,000
10/85         Portland/ SE 82nd St                         354,000         791,000        1,145,000       474,000
9/85          Madison/ Copps Ave.                          450,000       1,514,000        1,964,000       866,000
9/85          Columbus/ Sinclair                           307,000       1,124,000        1,431,000       623,000
9/85          Philadelphia/ Tacony St                      118,000       1,997,000        2,115,000     1,134,000
10/85         Perrysburg/ Helen Dr.                        110,000       1,472,000        1,582,000       842,000
10/85         Columbus/ Ambleside                          124,000       1,388,000        1,512,000       783,000
10/85         Indianapolis/ Pike Place                     229,000       1,771,000        2,000,000     1,001,000
10/85         Indianapolis/ Beach Grove                    198,000       1,562,000        1,760,000       877,000
10/85         Hartford/ Roberts                            219,000       1,913,000        2,132,000     1,039,000
10/85         Wichita/ S. Rock Rd.                         642,000       1,415,000        2,057,000       781,000
10/85         Wichita/ E. Harry                            313,000       1,075,000        1,388,000       632,000
10/85         Wichita/ S. Woodlawn                         263,000         900,000        1,163,000       523,000
10/85         Wichita/ E. Kellogg                          185,000         595,000          780,000       340,000
10/85         Wichita/ S. Tyler                            294,000       1,099,000        1,393,000       702,000
10/85         Wichita/ W. Maple                           $234,000        $714,000         $948,000      $387,000


                                                                                                       Costs
                                                                                                     subsequent
                                                                           Initial Cost            to acquisition
                                                                 ---------------------------------
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
------------------------------------------------------------------------------------------------------------------
10/85         Wichita/ Carey Lane                          -           192,000          674,000         (21,000)
10/85         Wichita/ E. Macarthur                        -           220,000          775,000        (112,000)
10/85         Joplin/ S. Range Line                        -           264,000          904,000           8,000
12/85         Milpitas                                     -         1,623,000        1,577,000         322,000
12/85         Pleasanton/ Santa Rita                       -         1,226,000        2,078,000         366,000
                                                  ----------------------------------------------------------------

              TOTAL                                       $-       $14,186,000      $41,115,000      $5,551,000
                                                  ================================================================


                                                                       Gross Carrying Amount
                                                                       At December 31, 1999
                                                   --------------------------------------------------------------
    Date                                                              Building &                    Accumulated
  Acquired                Description                   Land         Improvements       Total      Depreciation
-----------------------------------------------------------------------------------------------------------------
10/85         Wichita/ Carey Lane                        192,000         653,000          845,000       349,000
10/85         Wichita/ E. Macarthur                      220,000         663,000          883,000       370,000
10/85         Joplin/ S. Range Line                      264,000         912,000        1,176,000       565,000
12/85         Milpitas                                 1,623,000       1,899,000        3,522,000     1,074,000
12/85         Pleasanton/ Santa Rita                   1,226,000       2,444,000        3,670,000     1,358,000
                                                  ---------------------------------------------------------------

              TOTAL                                  $14,327,000     $46,525,000      $60,852,000   $26,664,000
                                                  ===============================================================

                                      F-24

                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                               Years Ended December 31,
                                                    ------------------------------------------------
                                                         1999             1998            1997
                                                    ------------------------------------------------

Balance at beginning of the period                     $59,972,000     $59,086,000      $91,589,000

Additions during the period:
     Improvements, etc.                                    880,000         886,000        1,079,000

Deductions during the period:
     Disposition of real estate                                  -               -      (33,582,000)
                                                    ------------------------------------------------

Balance at the close of the period                     $60,852,000     $59,972,000      $59,086,000
                                                    ================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                               Years Ended December 31,
                                                    ------------------------------------------------
                                                         1999             1998            1997
                                                    ------------------------------------------------

Balance at beginning of the period                     $24,152,000     $21,863,000      $33,625,000

Additions during the period:
     Depreciation                                        2,512,000       2,289,000        2,170,000

Deductions during the period:
     Disposition of real estate                                  -               -      (13,932,000)
                                                    ------------------------------------------------

Balance at the close of the period                     $26,664,000     $24,152,000      $21,863,000
                                                    ================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $61,230,000.