Form 10-Q
period 2000-03-31
PS PARTNERS IV LTD
filed 2000-05-12
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended March 31, 2000
                               --------------

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
                              --------------------
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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 2000
              and December 31, 1999                                            2

         Condensed statements of income for the three
              months ended March 31, 2000 and 1999                             3

         Condensed statements of cash flows for the
              three months ended March 31, 2000 and 1999                       4

         Notes to condensed financial statements                               5

         Management's discussion and analysis of financial condition
              and results of operations                                      6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                             9

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                   March 31,        December 31,
                                                                      2000             1999
                                                                -----------------------------------
                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                            $2,803,000       $2,337,000

Rent and other receivables                                                1,000            2,000

Real estate facility, at cost:
     Land                                                               101,000          101,000
     Buildings and equipment                                          1,543,000        1,537,000
                                                                -----------------------------------
                                                                      1,644,000        1,638,000

     Less accumulated depreciation                                     (733,000)        (716,000)
                                                                -----------------------------------
                                                                        911,000          922,000

Investment in real estate entities                                   14,882,000       15,140,000

Other assets                                                             29,000            3,000
                                                                -----------------------------------

                                                                    $18,626,000      $18,404,000
                                                                ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                       $143,000         $178,000

Advance payments from renters                                            15,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                    18,201,000       17,949,000
     General partner's equity                                           267,000          265,000
                                                                -----------------------------------

Total partners' equity                                               18,468,000       18,214,000
                                                                -----------------------------------

                                                                    $18,626,000      $18,404,000
                                                                ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             2000              1999
                                                       -----------------------------------

REVENUE:

Rental income                                                 $77,000           $72,000
Equity in earnings of real estate entities                    716,000           662,000
Interest income                                                37,000            36,000
                                                       -----------------------------------
                                                              830,000           770,000
                                                       -----------------------------------

COSTS AND EXPENSES:

Cost of operations                                             28,000            31,000
Management fees                                                 5,000             4,000
Depreciation and amortization                                  17,000            17,000
Administrative                                                 26,000            23,000
                                                       -----------------------------------
                                                               76,000            75,000
                                                       -----------------------------------

NET INCOME                                                   $754,000          $695,000
                                                       ===================================

Limited partners' share of net income
     ($5.45 per unit in 2000 and
     $2.55 per unit in 1999)                                 $697,000          $326,000
General partner's share of net income                          57,000           369,000
                                                       -----------------------------------
                                                             $754,000          $695,000
                                                       ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                     -------------------------------------
                                                                            2000              1999
                                                                     -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                             $754,000           $695,000

     Adjustments to reconcile net income to net cash (used in) provided by operating activities

         Depreciation and amortization                                        17,000             17,000
         Decrease in rent and other receivables                                1,000              2,000
         Increase in other assets                                            (26,000)                 -
         (Decrease) increase in accounts payable                             (35,000)             9,000
         Increase in advance payments from renters                             3,000              1,000
         Equity in earnings of real estate entities                         (716,000)          (662,000)
                                                                     -------------------------------------

             Total adjustments                                              (756,000)          (633,000)
                                                                     -------------------------------------

             Net cash (used in) provided by operating activities              (2,000)            62,000
                                                                     -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                             974,000            946,000
         Additions to real estate facility                                    (6,000)            (1,000)
                                                                     -------------------------------------

             Net cash provided by investing activities                       968,000            945,000
                                                                     -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                          (500,000)        (3,651,000)
                                                                     -------------------------------------

             Net cash used in financing activities                          (500,000)        (3,651,000)
                                                                     -------------------------------------

Net increase (decrease) in cash and cash equivalents                         466,000         (2,644,000)

Cash and cash equivalents at the beginning of the period                   2,337,000          3,414,000
                                                                     -------------------------------------

Cash and cash equivalents at the end of the period                        $2,803,000           $770,000
                                                                     =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1999.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   2000               1999
                                                -----------        -----------
  Total revenues......................          $39,195,000        $32,595,000
  Minority interest in income.........           $5,911,000         $2,966,000
  Net income..........................          $11,459,000        $10,117,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities in which the Partnership has an interest; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities in which the Partnership has an interest.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

         Our net income for the three months ended March 31, 2000 was $754,000 compared to $695,000 for the three months ended March 31, 1999, representing an increase of $59,000, or 8.5%. The increase was primarily due to a decrease in depreciation expense allocated to us with respect to the Joint Venture, partially offset by our share of lower property operations at the real estate facilities in which we have an interest.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $77,000 compared to $72,000 for the three months ended March 31, 2000 and 1999, respectively, representing an increase of $5,000, or 6.9%. Cost of operations (including management fees) decreased $2,000, or 5.7%, to $33,000 from $35,000 for the three months ended March 31, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $7,000, or 18.9%, from $37,000 to $44,000 for the three months ended March 31, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $716,000 in the three months ended March 31, 2000 as compared to $662,000 during the three months ended March 31, 1999, representing an increase of $54,000, or 8.2%. This was due primarily to a decrease in depreciation expense allocated to us with respect to the Joint Venture, partially offset by our share of lower operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $17,000 for the three months ended March 31, 1999 and 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

         Rental income for the Mini-Warehouse Properties was $3,176,000 compared to $3,206,000 for the three months ended March 31, 2000 and 1999, respectively, representing a decrease of $30,000, or 1.0%. The decrease in rental income was primarily attributable to decreased average occupancy rates partially offset by increased rental rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $7.96 compared to $7.93 for the three months ended March 31, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 88% for the three months ended March 31, 1999 and 2000, respectively. Cost of operations (including management fees) increased $30,000, or 2.4%, to $1,293,000 from $1,263,000 for the three months ended March 31, 2000 and 1999, respectively. This increase is primarily attributable to higher payroll and advertising expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $60,000, or 3.1%, from $1,943,000 to $1,883,000 for the three months ended March 31, 1999 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($972,000 for the three months ended March 31, 2000) has been sufficient to meet all of our current obligations.

         During 2000, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the three months ended March 31, 2000 with respect to this property was $6,000.

         We paid distributions to the limited and general partners totaling $445,000 ($3.48 per unit) and $55,000, respectively, during the first three months of 2000. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED:  May 12, 2000



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