Form 10-Q
period 2000-06-30
PS PARTNERS IV LTD
filed 2000-08-11
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2000
                              -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2000
              and December 31, 1999                                         2

         Condensed statements of income for the three
              and six months ended June 30, 2000 and 1999                   3

         Condensed statements of cash flows for the
              six months ended June 30, 2000 and 1999                       4

         Notes to condensed financial statements                            5

         Management's discussion and analysis of financial condition
              and results of operations                                   6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         10

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                        June 30,        December 31,
                                                                          2000             1999
                                                                   -----------------------------------
                                                                      (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                               $3,303,000       $2,337,000

Rent and other receivables                                                   1,000            2,000

Real estate facility, at cost:
     Land                                                                  101,000          101,000
     Buildings and equipment                                             1,545,000        1,537,000
                                                                   -----------------------------------
                                                                         1,646,000        1,638,000

     Less accumulated depreciation                                        (750,000)        (716,000)
                                                                   -----------------------------------
                                                                           896,000          922,000

Investment in real estate entities                                      14,751,000       15,140,000

Other assets                                                                 3,000            3,000
                                                                   -----------------------------------

                                                                       $18,954,000      $18,404,000
                                                                   ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                          $161,000         $178,000

Advance payments from renters                                               13,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                       18,510,000       17,949,000
     General partner's equity                                              270,000          265,000
                                                                   -----------------------------------

Total partners' equity                                                  18,780,000       18,214,000
                                                                   -----------------------------------

                                                                       $18,954,000      $18,404,000
                                                                   ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2000              1999             2000             1999
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $81,000           $76,000         $158,000         $148,000
Equity in earnings of real estate entities                    815,000           766,000        1,531,000        1,428,000
Interest income                                                54,000            12,000           91,000           48,000
                                                       ----------------------------------------------------------------------
                                                              950,000           854,000        1,780,000        1,624,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             29,000            30,000           57,000           61,000
Management fees                                                 5,000             5,000           10,000            9,000
Depreciation and amortization                                  17,000            17,000           34,000           34,000
Administrative                                                 86,000            60,000          112,000           83,000
                                                       ----------------------------------------------------------------------
                                                              137,000           112,000          213,000          187,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $813,000          $742,000       $1,567,000       $1,437,000
                                                       ======================================================================

Limited partners' share of net income
     ($11.34 per unit in 2000 and
     $7.90 per unit in 1999)                                                                  $1,452,000       $1,011,000
General partner's share of net income                                                            115,000          426,000
                                                                                          -----------------------------------
                                                                                              $1,567,000       $1,437,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                     $1,567,000         $1,437,000

     Adjustments to reconcile net income to net cash (used in) provided by operating activities

         Depreciation and amortization                                                  34,000             34,000
         Decrease in rent and other receivables                                          1,000              1,000
         (Decrease) increase in accounts payable                                       (17,000)             2,000
         Increase in advance payments from renters                                       1,000                  -
         Equity in earnings of real estate entities                                 (1,531,000)        (1,428,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,512,000)        (1,391,000)
                                                                               -------------------------------------

             Net cash (used in) provided by operating activities                        55,000             46,000
                                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                     1,920,000          2,032,000
         Additions to real estate facility                                              (8,000)            (1,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               1,912,000          2,031,000
                                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                                  (1,001,000)        (4,151,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,001,000)        (4,151,000)
                                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                                   966,000         (2,074,000)

Cash and cash equivalents at the beginning of the period                             2,337,000          3,414,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,303,000         $1,340,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:


                                                 Six Months Ended June 30,
                                            -----------------------------------
                                               2000                    1999
                                            -----------             -----------
  Total revenues...................         $80,684,000             $67,305,000
  Minority interest in income......         $12,031,000              $6,400,000
  Net income.......................         $23,786,000             $21,125,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Our net income for the three months ended June 30, 2000 was $813,000 compared to $742,000 for the three months ended June 30, 1999, representing an increase of $71,000, or 9.6%. The increase was primarily due to a decrease in depreciation expense allocated to us with respect to the Joint Venture, increased interest income and higher property operations at the real estate facilities in which we have an interest.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $81,000 compared to $76,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $5,000, or 6.6%. Cost of operations (including management fees) decreased $1,000, or 2.9%, to $34,000 from $35,000 for the three months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $6,000, or 14.6%, from $41,000 to $47,000 for the three months ended June 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $815,000 in the three months ended June 30, 2000 as compared to $766,000 during the three months ended June 30, 1999, representing an increase of $49,000, or 6.4%. This was due primarily to our share of higher operating results at the Joint Venture's mini-warehouses and a decrease in depreciation expense allocated to us with respect to the Joint Venture.

Interest Income
---------------

         Interest income increased by $42,000, or 350.0%, from $12,000 for the three months ended June 30, 1999 to $54,000 for the three months ended June 30, 2000, due to higher invested cash balances and interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $17,000 for the three months ended June 30, 1999 and 2000.

Administrative
--------------

         Administrative expense increased $26,000, to $86,000 for the three months ended June 30, 2000 as compared to $60,000 for the same period in 1999, due primarily to the timing of investor services related expenses.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $1,567,000 compared to $1,437,000 for the six months ended June 30, 1999, representing an increase of $130,000, or 9.1%. The increase was primarily due to a decrease in depreciation expense allocated to us with respect to the Joint Venture, increased interest income and higher property operations at the real estate facilities in which we have an interest.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $158,000 compared to $148,000 for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $10,000, or 6.8%. Cost of operations (including management fees) decreased $3,000, or 4.3%, to $67,000 from $70,000 for the six months ended June 30, 2000 and 1999, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $13,000, or 16.7%, from $78,000 to $91,000 for the six months ended June 30, 1999 and 2000, respectively.


Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,531,000 in the six months ended June 30, 2000 as compared to $1,428,000 during the six months ended June 30, 1999, representing an increase of $103,000, or 7.2%. This was due primarily to a decrease in depreciation expense allocated to us with respect to the Joint Venture, partially offset by our share of lower operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $34,000 for the six months ended June 30, 1999 and 2000.

Administrative
--------------

         Administrative expense increased $29,000, to $112,000 for the six months ended June 30, 2000 as compared to $83,000 for the same period in 1999, due primarily to the timing of investor services related expenses.

Interest Income
---------------

         Interest income increased by $43,000, or 89.6%, from $48,000 for the six months ended June 30, 1999 to $91,000 for the six months ended June 30, 2000, due to higher invested cash balances and interest rates.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $3,326,000 compared to $3,286,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $40,000, or 1.2%. The increase in rental income was primarily attributable to increased rental rates offset partially by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.23 compared to $7.91 for the three months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 91% to 89% for the three months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $56,000, or 4.6%, to $1,268,000 from $1,212,000 for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to higher advertising and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $16,000, or 0.8%, from $2,074,000 to $2,058,000 for the three months ended June 30, 1999 and 2000, respectively.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999:

         Rental income for the Mini-Warehouse Properties was $6,502,000 compared to $6,492,000 for the six months ended June 30, 2000 and 1999, respectively, representing an increase of $10,000, or 0.2%. The increase in rental income was primarily attributable to increased rental rates partially offset by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.09 compared to $7.92 for the six months ended June 30, 2000 and 1999, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 90% to 88% for the six months ended June 30, 1999 and 2000, respectively. Cost of operations (including management fees) increased $86,000, or 3.5%, to $2,561,000 from $2,475,000 for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily attributable to higher payroll, advertising and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $76,000, or 1.9%, from $4,017,000 to $3,941,000 for the six months ended June 30, 1999 and 2000, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,975,000 for the six months ended June 30, 2000) has been sufficient to meet all of our current obligations.

         During 2000, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the six months ended June 30, 2000 with respect to this property was $8,000.

         We paid  distributions  to the limited and  general  partners  totaling
$891,000 ($6.96 per unit) and $110,000, respectively, during the first six months of 2000. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED:  August 11, 2000



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