Form 10-Q
period 2000-09-30
PS PARTNERS IV LTD
filed 2000-11-14
CIK 748901

                                                  UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2000

                                                        or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from                       to

Commission File Number 0-14475

                                                     PS PARTNERS IV, LTD.
                                    (Exact name of registrant as specified in its charter)

                         California                                                    95-3931619
               (State or other jurisdiction of                                      (I.R.S. Employer
               incorporation or organization)                                    Identification Number)

                     701 Western Avenue
                    Glendale, California                                               91201-2394
          (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant  was required to file such  reports) and (2) has been subject to such filing  requirements  for the past
90 days.

                                    Yes X No

                                                      INDEX

PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2000
              and December 31, 1999                                                                               2

         Condensed statements of income for the three
              and nine months ended September 30, 2000 and 1999                                                   3

         Condensed statements of cash flows for the
              nine months ended September 30, 2000 and 1999                                                       4

         Notes to condensed financial statements                                                                  5

         Management's discussion and analysis of financial condition
              and results of operations                                                                        6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                                                               11

                                               PS PARTNERS IV, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                                  September 30,     December 31,
                                                                                       2000             1999
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                             $3,754,000       $2,337,000

Rent and other receivables                                                                 1,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,563,000        1,537,000
                                                                                 -----------------------------------
                                                                                       1,664,000        1,638,000

     Less accumulated depreciation                                                      (768,000)        (716,000)
                                                                                 -----------------------------------
                                                                                         896,000          922,000

Investment in real estate entities                                                    14,384,000       15,140,000

Other assets                                                                               3,000            3,000
                                                                                 -----------------------------------

                                                                                     $19,038,000      $18,404,000
                                                                                 ===================================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                                        $144,000         $178,000

Advance payments from renters                                                             13,000           12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     18,610,000       17,949,000
     General partner's equity                                                            271,000          265,000
                                                                                 -----------------------------------

Total partners' equity                                                                18,881,000       18,214,000
                                                                                 -----------------------------------

                                                                                     $19,038,000      $18,404,000
                                                                                 ===================================

                                              See accompanying notes.
                                                         2

                                               PS PARTNERS IV, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                               ----------------------------------------------------------------------
                                                     2000              1999             2000             1999
                                               ----------------------------------------------------------------------

REVENUE:

Rental income                                         $83,000           $83,000         $241,000         $231,000
Equity in earnings of real estate entities            835,000           761,000        2,366,000        2,189,000
Interest income                                        62,000            23,000          153,000           71,000
                                               ----------------------------------------------------------------------
                                                      980,000           867,000        2,760,000        2,491,000
                                               ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                     31,000            37,000           88,000           98,000
Management fees                                         5,000             5,000           15,000           14,000
Depreciation and amortization                          18,000            17,000           52,000           51,000
Administrative                                         26,000            36,000          138,000          119,000
                                               ----------------------------------------------------------------------
                                                       80,000            95,000          293,000          282,000
                                               ----------------------------------------------------------------------

NET INCOME                                           $900,000          $772,000       $2,467,000       $2,209,000
                                               ======================================================================

Limited partners' share of net income
     ($17.69 per unit in 2000 and
     $13.49 per unit in 1999)                                                         $2,264,000       $1,727,000
General partner's share of net income                                                    203,000          482,000
                                                                                  -----------------------------------
                                                                                      $2,467,000       $2,209,000
                                                                                  ===================================

                                              See accompanying notes.
                                                         3

                                               PS PARTNERS IV, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,467,000         $2,209,000

     Adjustments to reconcile net income to net cash
         provided by operating activities

         Depreciation and amortization                                                  52,000             51,000
         Decrease in rent and other receivables                                          1,000                  -
         Decrease in other assets                                                            -              2,000
         (Decrease) increase in accounts payable                                       (34,000)            26,000
         Increase (decrease) in advance payments from renters                            1,000             (1,000)
         Equity in earnings of real estate entities                                 (2,366,000)        (2,189,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,346,000)        (2,111,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 121,000             98,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,122,000          3,602,000
         Additions to real estate facility                                             (26,000)            (2,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,096,000          3,600,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (1,800,000)        (4,650,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (1,800,000)        (4,650,000)
                                                                               -------------------------------------

Net increase (decrease) in cash and cash equivalents                                 1,417,000           (952,000)

Cash and cash equivalents at the beginning of the period                             2,337,000          3,414,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $3,754,000         $2,462,000
                                                                               =====================================

                                              See accompanying notes.
                                                         4

                                               PS PARTNERS IV, LTD.
                                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                SEPTEMBER 30, 2000
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September 30, 2000,  the results of operations  for the three and nine months ended  September
         30, 2000 and 1999 and cash flows for the nine months then ended.

3.       The results of  operations  for the three and nine months  ended  September  30, 2000 are not  necessarily indicative of the results to be expected for the full year.

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

5.       Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                             2000                    1999
                                                                         ------------------------------------

  Total revenues...............................................          $122,728,000            $104,130,000
  Minority interest in income..................................           $18,391,000             $10,769,000
  Net income...................................................           $38,426,000             $35,170,000

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

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Our net income for the three months  ended  September  30, 2000 was $900,000  compared to $772,000 for the three  months  ended  September  30,  1999,  representing  an increase of  $128,000,  or 16.6%.  The  increase  was primarily due to a decrease in depreciation  expense  allocated to us with respect to the Joint Venture,  our share of increased earnings of PSBPLP,  lower administrative  expense and increased interest income,  offset by our share of lower property operations at the real estate facilities in which we have an interest.

Property Operations

         Rental  income for our  wholly-owned  mini-warehouse  property  was  $83,000  for the three  months  ended
September 30, 2000 and 1999,  respectively.  Cost of operations  (including  management fees) decreased  $6,000, or
14.3%,  to  $36,000  from  $42,000  for  the  three  months  ended  September  30,  2000  and  1999,  respectively.
Accordingly,  for our wholly-owned  mini-warehouse property,  property net operating income increased by $6,000, or
14.6%, from $41,000 to $47,000 for the three months ended September 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was $835,000 in the three months ended  September  30, 2000 as compared to $761,000  during the three months ended  September 30, 1999,  representing  an increase of $74,000,  or
9.7%.  This was due  primarily  to our  share  of  higher  earnings  with  respect  to  PSBPLP  and a  decrease  in depreciation  expense  allocated  to us with  respect to the Joint  Venture,  partially  offset by lower  operating results of the Joint Venture's mini-warehouses.

Interest Income

         Interest  income  increased  by $39,000 from  $23,000 for the three  months  ended  September  30, 1999 to
$62,000 for the three months ended September 30, 2000, due to higher invested cash balances and interest rates.

Depreciation and Amortization

         Depreciation  and  amortization  increased  by $1,000,  from $17,000 to $18,000 for the three months ended
September 30, 1999 and 2000, respectively.

Administrative

         Administrative  expense  decreased  $10,000,  to $26,000 for the three months ended  September 30, 2000 as compared to $36,000 for the same period in 1999, due primarily to lower accounting and investor services expenses.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Our net income for the nine months ended  September 30, 2000 was  $2,467,000  compared to  $2,209,000  for the nine months  ended  September  30,  1999,  representing  an increase of  $258,000,  or 11.7%.  The increase was primarily  due to a decrease in  depreciation  expense  allocated to us with  respect to the Joint  Venture and our share of higher earnings with respect to PSBPLP,  offset partially by lower property  operations at the real estate facilities in which we have an interest.

Property Operations

         Rental  income for our  wholly-owned  mini-warehouse  property was  $241,000  compared to $231,000 for the nine months ended September 30, 2000 and 1999,  respectively,  representing  an increase of $10,000,  or 4.3%. Cost of  operations  (including  management  fees)  decreased  $9,000,  or 8.0%,  to $103,000 from $112,000 for the nine months  ended  September  30,  2000  and  1999,  respectively.  Accordingly,  for our  wholly-owned  mini-warehouse property,  property net operating  income  increased by $19,000,  or 16.0%,  from $119,000 to $138,000 for the nine months ended September 30, 1999 and 2000, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate  entities was $2,366,000 in the nine months ended  September 30, 2000 as compared to $2,189,000  during the nine months ended September 30, 1999,  representing an increase of $177,000,  or
8.1%.  This was due  primarily  to our  share  of  higher  earnings  with  respect  to  PSBPLP  and a  decrease  in depreciation  expense  allocated  to us with  respect to the Joint  Venture,  partially  offset by lower  operating results of the Joint Venture's mini-warehouses.

Depreciation and Amortization

         Depreciation  and  amortization  increased  $1,000  from  $51,000 to  $52,000  for the nine  months  ended
September 30, 1999 and 2000, respectively.

Administrative

         Administrative  expense  increased  $19,000,  to $138,000 for the nine months ended  September 30, 2000 as compared to  $119,000  for the same  period in 1999,  due  primarily  to the timing of  investor  services  related expenses.

Interest Income

         Interest  income  increased  by $82,000  from  $71,000 for the nine  months  ended  September  30, 1999 to
$153,000 for the nine months ended September 30, 2000, due to higher invested cash balances and interest rates.

Supplemental Property Data

         Most of our net income is from the our share of the operating  results of the  Mini-Warehouse  Properties.
Therefore,  in order to evaluate our operating results,  the General Partners analyze the operating  performance of the Mini-Warehouse Properties.

Three months ended September 30, 2000 compared to three months ended September 30, 1999:

         Rental income for the  Mini-Warehouse  Properties  was  $3,380,000  compared to  $3,394,000  for the three months  ended  September  30,  2000 and 1999,  respectively,  representing  a decrease  of  $14,000,  or 0.4%.  The decrease in rental income was primarily  attributable to lower  occupancy rates offset  partially by higher average realized rents at the  Mini-Warehouse  Properties.  The annual average  realized rent per occupied  square foot for the  Mini-Warehouse  Properties was $8.43 compared to $8.17 for the three months ended September 30, 2000 and 1999, respectively.  The weighted average  occupancy levels at the  Mini-Warehouse  Properties  decreased from 91% to 88%
for the three months ended  September 30, 1999 and 2000,  respectively.  Cost of operations  (including  management fees) increased  $80,000,  or 6.2%, to $1,375,000 from $1,295,000 for the three months ended September 30, 2000 and
1999,  respectively.  This increase is primarily attributable to increases in repairs and maintenance,  advertising and payroll expenses.  Accordingly,  for the Mini-Warehouse Properties,  property net operating income decreased by
$94,000,  or 4.4%,  from  $2,099,000  to  $2,005,000  for the  three  months  ended  September  30,  1999 and 2000, respectively.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999:

         Rental  income for the  Mini-Warehouse  Properties  was  $9,882,000  compared to  $9,886,000  for the nine months  ended  September  30,  2000 and 1999,  respectively,  representing  a decrease of $4,000.  The  decrease in rental income was primarily  attributable to decreased  average occupancy rates offset partially by higher realized rents at the  Mini-Warehouse  Properties.  The  annual  average  realized  rent per  occupied  square  foot for the
Mini-Warehouse  Properties  was $8.21  compared to $8.01 for the nine  months  ended  September  30, 2000 and 1999, respectively.  The weighted average  occupancy levels at the  Mini-Warehouse  Properties  decreased from 90% to 88%
for the nine months ended  September  30, 1999 and 2000,  respectively.  Cost of operations  (including  management fees) increased  $166,000,  or 4.4%, to $3,936,000 from $3,770,000 for the nine months ended September 30, 2000 and
1999,  respectively.  This increase is primarily  attributable  to higher  payroll,  repairs and  maintenance,  and advertising expenses.  Accordingly,  for the Mini-Warehouse Properties,  property net operating income decreased by
$170,000,  or 2.8%,  from  $6,116,000  to  $5,946,000  for the nine  months  ended  September  30,  1999 and  2000, respectively.

Liquidity and Capital Resources

         We have adequate  sources of cash to finance our  operations,  both on a short-term  and long-term  basis, primarily  from  internally  generated  cash from  property  operations  and cash  reserves.  Cash  generated  from operations and  distributions  from real estate entities  ($3,243,000 for the nine months ended September 30, 2000)
has been sufficient to meet all of our current obligations.

         Total  capital   improvements  for  the  nine  months  ended  September  30,  2000  with  respect  to  the
Partnership's  wholly-owned  property  was $26,000.  During the  remainder  of fiscal  2000,  we do not  anticipate incurring significant costs for capital improvements for this property

         We paid  distributions  to the limited  and general  partners  totaling  $1,603,000  ($12.52 per unit) and
$197,000,  respectively,  during  the first nine  months of 2000.  Future  distribution  rates may be  adjusted  to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

                                                     DATED:  November 13, 2000

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

