Form 10-K405
period 2000-12-31
PS PARTNERS IV LTD
filed 2001-04-02
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2000
                          -----------------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2001, PSI owned approximately 57.56% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         PSI believes that the national telephone reservation system has enhanced the Partnership's ability to effectively market mini-warehouses and is primarily responsible for the Partnership's increasing occupancy levels and realized rental rates experienced at the mini-warehouse facilities during the past three years.

         ECONOMIES OF SCALE: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2000, PSI operated 1,361 mini-warehouse facilities (including 35 managed for third parties) in 37 states and had over 668,000 spaces rented. The size and scope of PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 2000, about the Mini-Warehouse Properties.

                                          Net                Number
                                        Rentable               of               Date of                Ownership
Location                              Square Feet            Spaces           Acquisition              Percentage
-----------------------------         -----------            ------           -----------              ----------
ARIZONA
Scottsdale                                44,300               555             07/12/85                  50.9%
   70th St.

CALIFORNIA
Milpitas                                  54,700               659             12/24/85                  50.0
   Pecten Ct.
N. Hollywood                              28,900               469             06/07/85                  50.0
   Raymer St.
N. Hollywood                              50,000               816             10/04/85                  50.0
   Whitsett Ave.
Pleasanton                                71,700               580             12/17/85                  50.0
   Santa Rita Rd.
San Diego                                 50,900               644             07/11/85                  50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                                  47,000               430             10/17/85                  50.0
   Roberts St.

INDIANA
Ft. Wayne                                 58,800               432             07/06/88                 100.0
   Illinois Rd.
Indianapolis                              59,200               498             10/31/85                  50.0
   Elmwood
Indianapolis                              59,000               532             10/31/85                  50.0
   Pike Plaza Rd.

KANSAS
Wichita                                   44,200               338             10/09/85                  49.9
   Carey Lane
Wichita                                   64,400               452             10/09/85                  49.9
   E. Harry
Wichita                                   41,500               294             10/09/85                  49.9
   E. Kellogg
Wichita                                   46,800               383             10/09/85                  49.9
   E. MacArthur
Wichita                                  107,700               799             10/09/85                  49.9
   S. Rock Road
Wichita                                   63,600               537             10/09/85                  49.9
   S. Tyler Rd.
Wichita                                   56,000               404             10/09/85                  49.9
   S. Woodlawn


                                          Net                Number
                                        Rentable               of               Date of                Ownership
Location                              Square Feet            Spaces           Acquisition              Percentage
-----------------------------         -----------            ------           -----------              ----------
KANSAS
Wichita                                   52,900               449             10/09/85                  49.9%
   W. Maple

KENTUCKY
Florence                                  53,800               442             04/30/85                  50.0
   Tanner Lane

MISSOURI
Joplin                                    56,500               437             10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                                61,600               534             05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                                   41,000               450             07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                                53,000               500             04/30/85                  50.0
   Colerain Ave.
Cincinnati                                50,600               460             04/30/85                  50.0
   E. Kemper
Columbus                                  63,000               464             10/04/85                  50.0
   Ambleside Dr.
Columbus                                  56,900               412             09/25/85                  50.0
   Sinclair Rd.
Perrysburg                                62,900               498             10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                                 50,600               478             05/17/85                  49.8
   McLoughlin II
Portland                                  35,100               446             10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                              50,000               435             09/12/85                  50.0
   Tacony St.

TEXAS
Austin                                    66,700               847             04/18/85                  50.0
   S. First St.


                                          Net                Number
                                        Rentable               of               Date of                Ownership
Location                              Square Feet            Spaces           Acquisition              Percentage
-----------------------------         -----------            ------           -----------              ----------
WASHINGTON
Tacoma                                    47,400               522             05/23/85                  50.0%
   Phillips Rd. S.W.

WISCONSIN
Madison                                   71,000               395             09/18/85                  50.0
   Copps Avenue


         The weighted average occupancy level for the Mini-Warehouse Properties was 88% in 2000 and 90% in 1999. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.27 in 2000 compared to $8.02 in 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 2,431 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                   For the Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                   2000           1999            1998           1997            1996
                                               -----------    -----------     -----------     -----------    -----------
                                                                 (In thousands, except per Unit data)

Total Revenues                                 $    3,789     $    3,330      $    3,041      $    2,256     $    1,262

Depreciation and amortization                          70             69              66              62             61

Net income                                          3,418          2,974           2,696           1,924            932

   Limited partners' share                          3,127          2,434           2,471           1,707            626

   General partners' share                            291            540             225             217            306

Limited partners'
   per unit data (a)

   Net income                                      $24.43         $19.02          $19.30          $13.34          $4.89

   Cash distributions (b)                          $18.10         $35.84          $13.92          $13.92         $20.88

As of December 31,
------------------
Cash and cash  equivalents                     $    3,727     $    2,337      $    3,414      $    1,293     $      227

Total assets                                   $   19,181     $   18,404      $   20,524      $   19,853     $   19,831


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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $3,418,000 in 2000 compared to $2,974,000 in 1999, representing an increase of $444,000, or 14.9%. The increase is due primarily to the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture, offset partially by the Partnership's share of a decrease in property net operating income of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse property was $319,000 in 2000 compared to $306,000 in 1999, representing an increase of $13,000, or 4.2%. Cost of operations (including management fees) decreased $7,000, or 4.9%, to $137,000 during 2000 from $144,000 in 1999. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $20,000, or 12.3%, from $162,000 in 1999 to $182,000 in 2000.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $3,262,000 in 2000 as compared to $2,920,000 during 1999, representing an increase of $342,000, or 11.7%. This increase was due primarily to the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture, offset partially by the Partnership's share of a decrease in property net operating income at the Mini-Warehouse Properties. The increase also includes $108,000 representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP in 2000.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $1,000, or 1.4%, from $69,000 in 1999 to $70,000 during 2000. This increase was primarily attributable to the depreciation of capital expenditures made during 1999 and 2000.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $2,974,000 in 1999 compared to $2,696,000 in 1998, representing an increase of $278,000, or 10.3%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties"), the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

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

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,920,000 in 1999 as compared to $2,608,000 during 1998, representing an increase of $312,000, or 12.0%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties, the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $3,000, or 4.6%, from $66,000 in 1998 to $69,000 during 1999. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 2000 and 1999, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999: Rental income for the Mini-Warehouse Properties was $13,183,000 in 2000 compared to $13,130,000 during 1999, representing an increase of $53,000, or 0.4%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.27 in 2000 compared to $8.02 in 1999. The weighted average occupancy level was 90% in 1999 and 88% in 2000. Cost of operations (including management fees) increased $239,000, or 4.7%, to $5,316,000 during 2000 from $5,077,000 in 1999. This increase was primarily attributable to increases in advertising, repairs and maintenance, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $186,000, or 2.3%, from $8,053,000 in 1999 to $7,867,000 during 2000.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998: Rental income for the Mini-Warehouse Properties was $13,130,000 in 1999 compared to $12,827,000 during 1998, representing an increase of $303,000, or 2.4%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.02 in 1999 compared to $7.80 in 1998. The weighted average occupancy levels was 90% in 1998 and 1999. Cost of operations (including management fees) increased $177,000, or 3.6%, to $5,077,000 during 1999 from $4,900,000 in 1998. This increase was primarily attributable to increases in advertising, management, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $126,000, or 1.6%, from $7,927,000 in 1998 to $8,053,000 during 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 2000 totaling $3,727,000.

         Cash flows from operating activities and distributions from Real Estate Entities (totaling $4,025,000 for the year ended December 31, 2000) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $35,000, $3,000 and $14,000 in 2000, 1999 and 1998, respectively. During 2001, the Partnership anticipates approximately $5,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2000 and prior years were as follows:

                                       Total                      Per Unit
                                    ----------                    --------
               2000                 $2,600,000                     $18.10
               1999                  5,150,000                      35.84
               1998                  2,000,000                      13.92
               1997                  2,000,000                      13.92
               1996                  2,999,000                      20.88
               1995                  4,899,000                      34.10
               1994                  2,816,000                      19.60
               1993                  2,442,000                      17.00
               1992                  2,968,000                      20.66
               1991                  3,607,000                      25.11
               1990                  3,144,000                      21.89
               1989                  3,097,000                      21.56
               1988                  3,769,000                      26.23
               1987                  3,770,000                      26.23
               1986                  3,593,000                      25.00

         During the fourth quarter of 1990, the Partnership made a special distribution totaling $1,077,000 ($7.50 per Unit), representing cash reserves held. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve estimated at $9.00 per Unit. The General Partners also distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating reserve estimated at $6.26 per Unit. During the first quarter of 1999, the Partnership made a special distribution of $3,150,000 ($21.92 per Unit) representing a portion of the operating reserve. Future distribution levels will be based upon cash flow available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

            Name                              Positions with PSI
-----------------------        -------------------------------------------------
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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41 became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until

May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage

Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         At March 15, 2001, PSI beneficially owned more than 5% of the Units of the Partnership:

          Title                                                      Amount of              Percent
           of                     Name and Address of                Beneficial               of
          Class                    Beneficial Owner                  Ownership               Class
---------------------      -------------------------------       -----------------        -----------
Units of Limited           Public Storage, Inc.
Partnership                701 Western Avenue
Interest                   Glendale, CA  91201 (1)                73,873 Units (1)           57.7%


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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2000, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2000, approximately $260,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2000, the Partnership and the Joint Venture paid fees of $793,000 to PSI pursuant to the Management Agreement.

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

                                PS PARTNERS IV, LTD.
Dated:  March 30, 2001          By:  Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        -------------------------------------------------           --------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 30, 2001
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 30, 2001
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 30, 2001
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 30, 2001
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 30, 2001
------------------------------------        of Public Storage, Inc. (principal financial officer
John Reyes                                  and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Dann V. Angeloff

/s/ William C. Baker                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 30, 2001
------------------------------------
Daniel C. Staton


                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                       Page
                                                                    References
PS PARTNERS IV, LTD.
     Report of Independent Auditors                                     F-1

     Financial Statements and Schedule:

       Balance  Sheets as of December  31, 2000 and 1999                F-2

       For the years ended December 31, 2000, 1999 and 1998:

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

     SEI/PSP IV JOINT VENTURES
         Report of Independent Auditors                                F-13

         Financial Statements:

         Balance Sheets as of December 31, 2000 and 1999               F-14

           For the years ended December 31, 2000, 1999 and 1998:

              Statements of Income                                     F-15

              Statements of Partners' Equity                           F-16

              Statements of Cash Flows                                 F-17

         Notes to Financial Statements                              F-18 - F-21

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

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. as of December 31, 2000 and 1999 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                            2000                1999
                                                                     ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                               $     3,727,000     $     2,337,000

Rent and other receivables                                                        2,000               2,000

Real estate facility, at cost:
     Land                                                                       101,000             101,000
     Buildings and equipment                                                  1,572,000           1,537,000
                                                                     ---------------------------------------
                                                                              1,673,000           1,638,000

     Less accumulated depreciation                                             (786,000)           (716,000)
                                                                     ---------------------------------------
                                                                                887,000             922,000

Investment in real estate entities                                           14,562,000          15,140,000

Other assets                                                                      3,000               3,000

                                                                     ---------------------------------------
                                                                        $    19,181,000     $    18,404,000
                                                                     =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                        $       134,000     $       178,000

Advance payments from renters                                                    15,000              12,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                            18,759,000          17,949,000
     General partner's equity                                                   273,000             265,000

                                                                     ---------------------------------------
         Total partners' equity                                              19,032,000          18,214,000

                                                                     ---------------------------------------
                                                                        $    19,181,000     $    18,404,000
                                                                     =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                      2000                 1999                1998
                                                             ------------------------------------------------------------

REVENUE:

Rental income                                                    $      319,000      $      306,000       $      299,000
Equity in earnings of real estate entities                            3,262,000           2,920,000            2,608,000
Interest income                                                         208,000             104,000              134,000
                                                             ------------------------------------------------------------
                                                                      3,789,000           3,330,000            3,041,000
                                                             ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      117,000             126,000              115,000
Management fees                                                          20,000              18,000               18,000
Depreciation and amortization                                            70,000              69,000               66,000
Administrative                                                          164,000             143,000              146,000
                                                             ------------------------------------------------------------
                                                                        371,000             356,000              345,000
                                                             ------------------------------------------------------------

NET INCOME                                                       $    3,418,000      $    2,974,000       $    2,696,000
                                                             ============================================================

Limited partners' share of net income
     ($24.43, $19.02 and $19.30 per unit in
     2000, 1999 and 1998, respectively)                          $    3,127,000      $    2,434,000       $    2,471,000
General partners' share of net income                                   291,000             540,000              225,000
                                                              ------------------------------------------------------------

                                                                 $    3,418,000      $    2,974,000       $    2,696,000
                                                              ============================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                   Limited              General
                                                                   Partners            Partners             Total
                                                             ------------------------------------------------------------

Balances at December 31, 1997                                  $      19,414,000    $         280,000   $     19,694,000

Net income                                                             2,471,000              225,000           2,696,000

Distributions                                                         (1,782,000)            (218,000)         (2,000,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1998                                         20,103,000              287,000          20,390,000

Net income                                                             2,434,000              540,000           2,974,000

Distributions                                                         (4,588,000)            (562,000)         (5,150,000)
                                                             ------------------------------------------------------------

Balances at December 31, 1999                                         17,949,000              265,000          18,214,000

Net income                                                             3,127,000              291,000           3,418,000

Distributions                                                         (2,317,000)            (283,000)         (2,600,000)
                                                             ------------------------------------------------------------

Balances at December 31, 2000                                  $      18,759,000    $         273,000   $      19,032,000
                                                             ============================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                       2000                1999                1998
                                                                ------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    $     3,418,000     $     2,974,000    $     2,696,000

     Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                       70,000              69,000             66,000
        Decrease in other assets                                                 -               2,000                  -
        (Decrease) increase in accounts payable                            (44,000)             56,000            (25,000)
        Increase in advance payments from renters                            3,000                   -                  -
        Equity in earnings of real estate entities                      (3,262,000)         (2,920,000)        (2,608,000)
                                                                ------------------------------------------------------------

        Total adjustments                                               (3,233,000)         (2,793,000)        (2,567,000)
                                                                ------------------------------------------------------------

           Net cash provided by operating activities                       185,000             181,000            129,000
                                                                ------------------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

        Distributions from real estate entities                          3,840,000           3,895,000          4,006,000
        Additions to real estate facility                                  (35,000)             (3,000)           (14,000)
                                                                ------------------------------------------------------------

           Net cash provided by investing activities                     3,805,000           3,892,000          3,992,000
                                                                ------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

        Distributions to partners                                       (2,600,000)         (5,150,000)        (2,000,000)
                                                                ------------------------------------------------------------

           Net cash used in financing activities                        (2,600,000)         (5,150,000)        (2,000,000)
                                                                ------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     1,390,000          (1,077,000)         2,121,000

Cash and cash equivalents at the beginning of the period                 2,337,000           3,414,000          1,293,000
                                                                ------------------------------------------------------------

Cash and cash equivalents at the end of the period                 $     3,727,000     $     2,337,000    $     3,414,000
                                                                ============================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


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

                  The Partnership has ownership interests in 33 properties in 15 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude three properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. Thirty-two of the properties are owned by SEI/PSP IV Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 49.8% to 50.9%.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $18.10, $35.84 and $13.92 for 2000, 1999 and 1998, respectively.

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

1.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBLP. The general partner of PSBLP is PS Business Parks, Inc. ("PSBP")

3.       Investment in Real Estate Entities
         ----------------------------------

                 During 2000, 1999 and 1998, the Partnership recognized earnings from the Real Estate Entities of $3,262,000, $2,920,000 and $2,608,000,
         respectively, and received cash distributions totaling $3,840,000, $3,895,000 and $4,006,000, respectively from the Real Estate Entities. In addition, 2000 equity in earnings includes $108,000, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                                    2000                 1999
                                                               --------------       --------------
For the year ended December 31,
    Total revenues                                             $  164,687,000       $  142,407,000
    Minority interest in income                                    26,741,000           16,110,000
    Net income                                                     57,573,000           47,604,000

At December 31,
    Total assets, net of accumulated depreciation              $  984,840,000       $  958,981,000
    Total liabilities                                              61,024,000           59,331,000
    Total minority interest                                       306,478,000          289,949,000
    Total equity                                                  617,338,000          609,701,000


                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2000 and at December 31, 1999, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1999 and 2000.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2000, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

                  Unaudited taxable net income was $4,568,000, $3,615,000 and $2,865,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Revenues                       $      830,000     $      950,000      $       980,000        $     1,029,000
Net Income                     $      754,000     $      813,000      $       900,000        $       951,000
Net Income Per Unit            $         5.45     $         5.89      $          6.35        $          6.74



                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                              March 31, 1999      June 30, 1999     September 30, 1999      December 31, 1999
                               --------------     --------------     ------------------     -----------------
Revenues                       $      770,000     $      854,000      $       867,000        $       839,000
Net Income                     $      695,000     $      742,000      $       772,000        $       765,000
Net Income Per Unit            $         2.55     $         5.35      $          5.59        $          5.53


                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
-------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                              $101,000      $1,524,000          $48,000
                                                  ===============================================


                                                                         Gross Carrying Amount
                                                                         At December 31, 2000
                                                  -----------------------------------------------------------------
    Date                                                               Building &                    Accumulated
  Acquired                Description                    Land         Improvements       Total       Depreciation
-------------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                                $101,000       $1,572,000      $1,673,000      $786,000
                                                  =================================================================

                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                 2000             1999              1998
                                                           -----------------------------------------------------

Balance at beginning of the period                           $   1,638,000    $   1,635,000     $   1,621,000

Additions during the period:
     Improvements, etc.                                             35,000            3,000            14,000
                                                           -----------------------------------------------------

Balance at the close of the period                           $   1,673,000    $   1,638,000     $   1,635,000
                                                           =====================================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                 2000             1999              1998
                                                           -----------------------------------------------------


Balance at beginning of the period                           $     716,000    $     647,000     $     581,000

Additions during the period:
     Depreciation                                                   70,000            69,000           66,000
                                                           -----------------------------------------------------

Balance at the close of the period                           $     786,000     $     716,000    $     647,000
                                                           =====================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $1,320,000 (unaudited).

                         Report of Independent Auditors



The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures as of December 31, 2000 and 1999 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2001
Los Angeles, CA

                            SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                 For the years ended December 31, 2000 and 1999


                                                                             2000               1999
                                                                      --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                $      320,000      $      280,000

Rent and other receivables                                                       92,000              82,000

Real estate facilities, at cost:
     Land                                                                    14,327,000          14,327,000
     Buildings and equipment                                                 47,208,000          46,525,000
                                                                      --------------------------------------
                                                                             61,535,000          60,852,000

         Less accumulated depreciation                                      (29,146,000)        (26,664,000)
                                                                      --------------------------------------
                                                                             32,389,000          34,188,000

Investment in real estate entity                                             21,162,000          20,572,000

Other assets                                                                    121,000             118,000
                                                                      --------------------------------------

                                                                         $   54,084,000      $   55,240,000
                                                                      ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                         $      686,000      $      665,000

Advance payments from renters                                                   403,000             405,000

Partners' equity:
     PS Partners IV, Ltd.                                                    14,562,000          15,140,000
     Public Storage, Inc.                                                    38,433,000          39,030,000
                                                                      --------------------------------------

Total partners' equity                                                       52,995,000          54,170,000
                                                                      --------------------------------------

                                                                         $   54,084,000      $   55,240,000
                                                                      ======================================

                            See accompanying notes.
                                      F-14

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                                         2000              1999              1998
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                       $    12,864,000   $    12,824,000   $    12,528,000
Equity in earnings of real estate entity                                  1,189,000           970,000           859,000
                                                                   -----------------------------------------------------
                                                                         14,053,000        13,794,000        13,387,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,406,000         4,162,000         4,014,000
Management fees                                                             773,000           771,000           753,000
Depreciation and amortization                                             2,482,000         2,512,000         2,289,000
                                                                   -----------------------------------------------------
                                                                          7,661,000         7,445,000         7,056,000
                                                                   -----------------------------------------------------


NET INCOME                                                          $     6,392,000   $     6,349,000   $     6,331,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                              $     3,262,000   $     2,920,000   $     2,608,000
          Public Storage Inc.'s share                                     3,130,000         3,429,000         3,723,000
                                                                   -----------------------------------------------------
                                                                    $     6,392,000   $     6,349,000   $     6,331,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                   PS Partners        Public Storage
                                                                    IV, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1997                                   $     17,513,000      $  39,189,000       $   56,702,000

Net income                                                             2,608,000          3,723,000            6,331,000

Distributions                                                         (4,006,000)        (3,610,000)          (7,616,000)

                                                              -------------------------------------------------------------
Balances at December 31, 1998                                         16,115,000         39,302,000           55,417,000

Net income                                                             2,920,000          3,429,000            6,349,000

Distributions                                                         (3,895,000)        (3,701,000)          (7,596,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1999                                         15,140,000         39,030,000           54,170,000

Net income                                                             3,262,000          3,130,000            6,392,000

Distributions                                                         (3,840,000)        (3,727,000)          (7,567,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2000                                   $     14,562,000      $  38,433,000       $   52,995,000
                                                              =============================================================

                             See accompanying notes.
                                      F-16

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                              2000            1999            1998
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                $   6,392,000    $   6,349,000   $   6,331,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,482,000        2,512,000       2,289,000
         (Increase) decrease in rent and other receivables                      (10,000)          (9,000)          6,000
         (Increase) decrease in other assets                                     (3,000)         (18,000)          1,000
         Increase (decrease) in accounts payable                                 21,000           (5,000)        115,000
         (Decrease) increase in advance payments from renters                    (2,000)               -          28,000
         Equity in earnings of real estate entity                            (1,189,000)        (970,000)       (859,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,299,000        1,510,000       1,580,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       7,691,000        7,859,000       7,911,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                  599,000          600,000         658,000
         Additions to real estate facilities                                   (683,000)        (880,000)       (886,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                             (84,000)        (280,000)       (228,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                           (7,567,000)      (7,596,000)     (7,616,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,567,000)      (7,596,000)     (7,616,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             40,000          (17,000)         67,000

Cash and cash equivalents at the beginning of the period                        280,000          297,000         230,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     320,000    $     280,000   $     297,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $589,000, $485,000 and $401,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         -----------------------------------------------------------------------
         (Continued)
         -----------

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

         Recently Issued Accounting Standards
         ------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

4.       Investment in real estate entity
         --------------------------------

                  In 2000, 1999 and 1998, the Joint Venture recognized $1,189,000, $970,000 and $859,000 respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2000 is $162,000, representing the Joint Venture's share of PSBPLP's gains on sales of real estate investments.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                       2000              1999
                                                                 --------------     --------------
For the year ended December 31,
    Total revenues                                               $  150,634,000     $  128,613,000
    Minority interest in income                                      26,741,000         16,110,000
    Net income                                                       51,181,000         41,255,000

At December 31,
    Total assets, net of accumulated depreciation                $  930,756,000     $  903,741,000
    Total liabilities                                                59,935,000         58,261,000
    Total minority interest                                         306,478,000        289,949,000
    Total equity                                                    564,343,000        555,531,000


                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1999 and at December 31, 2000, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 1999 and 2000.

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

                  Unaudited taxable net income was $5,072,000, $5,107,000 and $5,186,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                         $778,000      $1,282,000        $327,000
4/85          Cincinnati/ E. Kemper                     232,000       1,573,000         279,000
4/85          Cincinnati/ Colerain                      253,000       1,717,000         318,000
4/85          Florence/ Tanner Lane                     218,000       1,477,000         336,000
5/85          Tacoma/ Phillips Rd.                      396,000       1,204,000         262,000
5/85          Milwaukie/ Mcloughlin II                  458,000         742,000         419,000
7/85          San Diego/ Kearny Mesa Rd                 783,000       1,750,000         378,000
5/85          Manchester/ S. Willow II                  371,000       2,129,000        (178,000)
6/85          N. Hollywood/ Raymer                      967,000         848,000         283,000
7/85          Scottsdale/ 70th St                       632,000       1,368,000         245,000
7/85          Concord/ Hwy 29                           150,000         750,000         394,000
10/85         N. Hollywood/ Whitsett                  1,524,000       2,576,000         405,000
10/85         Portland/ SE 82nd St                      354,000         496,000         303,000
9/85          Madison/ Copps Ave.                       450,000       1,150,000         393,000
9/85          Columbus/ Sinclair                        307,000         893,000         243,000
9/85          Philadelphia/ Tacony St                   118,000       1,782,000         258,000
10/85         Perrysburg/ Helen Dr.                     110,000       1,590,000         (91,000)
10/85         Columbus/ Ambleside                       124,000       1,526,000         (87,000)
10/85         Indianapolis/ Pike Place                  229,000       1,531,000         263,000
10/85         Indianapolis/ Beach Grove                 198,000       1,342,000         246,000
10/85         Hartford/ Roberts                         219,000       1,481,000         454,000
10/85         Wichita/ S. Rock Rd.                      501,000       1,478,000         101,000
10/85         Wichita/ E. Harry                         313,000       1,050,000          52,000
10/85         Wichita/ S. Woodlawn                      263,000         905,000           9,000
10/85         Wichita/ E. Kellogg                       185,000         658,000         (61,000)
10/85         Wichita/ S. Tyler                         294,000       1,004,000         102,000


                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                         $778,000       $1,609,000      $2,387,000        $999,000
4/85          Cincinnati/ E. Kemper                     232,000        1,852,000       2,084,000       1,166,000
4/85          Cincinnati/ Colerain                      253,000        2,035,000       2,288,000       1,280,000
4/85          Florence/ Tanner Lane                     218,000        1,813,000       2,031,000       1,137,000
5/85          Tacoma/ Phillips Rd.                      396,000        1,466,000       1,862,000         902,000
5/85          Milwaukie/ Mcloughlin II                  458,000        1,161,000       1,619,000         706,000
7/85          San Diego/ Kearny Mesa Rd                 783,000        2,128,000       2,911,000       1,350,000
5/85          Manchester/ S. Willow II                  371,000        1,951,000       2,322,000       1,228,000
6/85          N. Hollywood/ Raymer                      967,000        1,131,000       2,098,000         722,000
7/85          Scottsdale/ 70th St                       632,000        1,613,000       2,245,000       1,001,000
7/85          Concord/ Hwy 29                           150,000        1,144,000       1,294,000         705,000
10/85         N. Hollywood/ Whitsett                  1,524,000        2,981,000       4,505,000       1,817,000
10/85         Portland/ SE 82nd St                      354,000          799,000       1,153,000         519,000
9/85          Madison/ Copps Ave.                       450,000        1,543,000       1,993,000         939,000
9/85          Columbus/ Sinclair                        307,000        1,136,000       1,443,000         688,000
9/85          Philadelphia/ Tacony St                   118,000        2,040,000       2,158,000       1,231,000
10/85         Perrysburg/ Helen Dr.                     110,000        1,499,000       1,609,000         916,000
10/85         Columbus/ Ambleside                       124,000        1,439,000       1,563,000         854,000
10/85         Indianapolis/ Pike Place                  229,000        1,794,000       2,023,000       1,087,000
10/85         Indianapolis/ Beach Grove                 198,000        1,588,000       1,786,000         959,000
10/85         Hartford/ Roberts                         219,000        1,935,000       2,154,000       1,140,000
10/85         Wichita/ S. Rock Rd.                      642,000        1,438,000       2,080,000         866,000
10/85         Wichita/ E. Harry                         313,000        1,102,000       1,415,000         699,000
10/85         Wichita/ S. Woodlawn                      263,000          914,000       1,177,000         587,000
10/85         Wichita/ E. Kellogg                       185,000          597,000         782,000         379,000
10/85         Wichita/ S. Tyler                         294,000        1,106,000       1,400,000         756,000


                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
10/85         Wichita/ W. Maple                        $234,000        $805,000        $(73,000)
10/85         Wichita/ Carey Lane                       192,000         674,000          (8,000)
10/85         Wichita/ E. Macarthur                     220,000         775,000        (103,000)
10/85         Joplin/ S. Range Line                     264,000         904,000          47,000
12/85         Milpitas                                1,623,000       1,577,000         333,000
12/85         Pleasanton/ Santa Rita                  1,226,000       2,078,000         385,000
                                                  -------------------------------------------------


              TOTAL                                 $14,186,000     $41,115,000      $6,234,000
                                                  =================================================

                                                                      Gross Carrying Amount
                                                                       At December 31, 2000
                                                  ---------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------
10/85         Wichita/ W. Maple                        $234,000         $732,000        $966,000        $435,000
10/85         Wichita/ Carey Lane                       192,000          666,000         858,000         396,000
10/85         Wichita/ E. Macarthur                     220,000          672,000         892,000         411,000
10/85         Joplin/ S. Range Line                     264,000          951,000       1,215,000         615,000
12/85         Milpitas                                1,623,000        1,910,000       3,533,000       1,170,000
12/85         Pleasanton/ Santa Rita                  1,226,000        2,463,000       3,689,000       1,486,000
                                                  ---------------------------------------------------------------


              TOTAL                                 $14,327,000      $47,208,000     $61,535,000     $29,146,000
                                                  ===============================================================

                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                   Years Ended December 31,
                                                                       -------------------------------------------------
                                                                            2000             1999            1998
                                                                       -------------------------------------------------

Balance at beginning of the period                                      $  60,852,000   $  59,972,000    $  59,086,000

Additions during the period:
     Improvements, etc.                                                       683,000         880,000          886,000
                                                                       -------------------------------------------------

Balance at the close of the period                                      $  61,535,000   $  60,852,000    $  59,972,000
                                                                       =================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                   Years Ended December 31,
                                                                       -------------------------------------------------
                                                                            2000             1999            1998
                                                                       -------------------------------------------------

Balance at beginning of the period                                      $  26,664,000   $  24,152,000    $  21,863,000

Additions during the period:
     Depreciation                                                           2,482,000       2,512,000        2,289,000
                                                                       -------------------------------------------------

Balance at the close of the period                                      $  29,146,000   $  26,664,000    $  24,152,000
                                                                       =================================================


(B) The aggregate cost of real estate for Federal income tax purposes is $61,962,000 (unaudited).