Form 10-Q
period 2001-06-30
PS PARTNERS IV LTD
filed 2001-08-14
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001
                     -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2001
              and December 31, 2000                                            2

         Condensed statements of income for the three
              and six months ended June 30, 2001 and 2000                      3

         Condensed statements of cash flows for the
              six months ended June 30, 2001 and 2000                          4

         Notes to condensed financial statements                             5-6

         Management's discussion and analysis of financial condition
              and results of operations                                     7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            12

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,       December 31,
                                                                                        2001             2000
                                                                                 -----------------------------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,631,000       $3,727,000

Rent and other receivables                                                                 2,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,573,000        1,572,000
                                                                                 -----------------------------------
                                                                                       1,674,000        1,673,000

     Less accumulated depreciation                                                      (824,000)        (786,000)
                                                                                 -----------------------------------
                                                                                         850,000          887,000

Investment in real estate entities                                                    14,293,000       14,562,000

Other assets                                                                               4,000            3,000
                                                                                 -----------------------------------

                                                                                     $16,780,000      $19,181,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $169,000         $134,000

Advance payments from renters                                                             11,000           15,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     16,351,000       18,759,000
     General partner's equity                                                            249,000          273,000
                                                                                 -----------------------------------

Total partners' equity                                                                16,600,000       19,032,000
                                                                                 -----------------------------------

                                                                                     $16,780,000      $19,181,000
                                                                                 ===================================

                            See accompanying notes.
                                       2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                              2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $79,000           $81,000         $159,000         $158,000
Equity in earnings of real estate entities                    990,000           815,000        1,868,000        1,531,000
Interest income                                                45,000            54,000          101,000           91,000
                                                       ----------------------------------------------------------------------
                                                            1,114,000           950,000        2,128,000        1,780,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             30,000            29,000           58,000           57,000
Management fees                                                 4,000             5,000            9,000           10,000
Depreciation and amortization                                  19,000            17,000           38,000           34,000
Administrative                                                 79,000            86,000          105,000          112,000
                                                       ----------------------------------------------------------------------
                                                              132,000           137,000          210,000          213,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $982,000          $813,000       $1,918,000       $1,567,000
                                                       ======================================================================

Limited partners' share of net income
     ($11.47 per unit in 2001 and
     $11.34 per unit in 2000)                                                                 $1,468,000       $1,452,000
General partner's share of net income                                                            450,000          115,000
                                                                                          -----------------------------------
                                                                                              $1,918,000       $1,567,000
                                                                                          ===================================

                            See accompanying notes.
                                       3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                               -------------------------------------
                                                                                       2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $1,918,000         $1,567,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  38,000             34,000
         Decrease in rent and other receivables                                              -              1,000
         Increase in other assets                                                       (1,000)                 -
         Increase (decrease) in accounts payable                                        35,000            (17,000)
         (Decrease) increase in advance payments from renters                           (4,000)             1,000
         Equity in earnings of real estate entities                                 (1,868,000)        (1,531,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,800,000)        (1,512,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 118,000             55,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     2,137,000          1,920,000
         Additions to real estate facility                                              (1,000)            (8,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               2,136,000          1,912,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (4,350,000)        (1,001,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (4,350,000)        (1,001,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                (2,096,000)           966,000

Cash and cash equivalents at the beginning of the period                             3,727,000         2,337,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $1,631,000        $3,303,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001 the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                              Six Months Ended June 30,
                                         -----------------------------------
                                            2001                    2000
                                         -----------             -----------
  Total revenues......................   $87,808,000             $80,684,000
  Minority interest in income.........   $13,152,000             $12,031,000
  Net income..........................   $27,775,000             $25,356,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Our net income for the three months ended June 30, 2001 was $982,000 compared to $813,000 for the three months ended June 30, 2000, representing an increase of $169,000, or 20.8%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $79,000 compared to $81,000 for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $2,000 or 2.5%. Cost of operations (including management fees) remained stable at $34,000 for the three months ended June 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $2,000 or 4.3%, from $47,000 to $45,000 for the three months ended June 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $990,000 in the three months ended June 30, 2001 as compared to $815,000 during the three months ended June 30, 2000, representing an increase of $175,000 or 21.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $9,000 or 16.7%, from $54,000 for the three months ended June 30, 2000 to $45,000 for the three months ended June 30, 2001, due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $2,000 or 11.8%, from $17,000 to $19,000 for the three months ended June 30, 2000 and 2001, due to capital improvements made to the Partnership's wholly-owned facility during 2000.

Administrative
--------------

         Administrative expense decreased by $7,000 or 8.1%, to $79,000 for the three months ended June 30, 2001 as compared to $86,000 for the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Our net income for the six months ended June 30, 2001 was $1,918,000 compared to $1,567,000 for the six months ended June 30, 2000, representing an increase of $351,000 or 22.4%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $159,000 compared to $158,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $1,000 or 0.6%. Cost of operations (including management fees) remained stable at $67,000 for the six months ended

June 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $1,000 or 1.1%, from $91,000 to $92,000 for the six months ended June 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,868,000 in the six months ended June 30, 2001 as compared to $1,531,000 during the six months ended June 30, 2000, representing an increase of $337,000 or 22.0%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income increased by $10,000 or 11.0%, from $91,000 for the six months ended June 30, 2000 to $101,000 for the six months ended June 30, 2001, due to higher invested cash balances over the six month period.

Depreciation and Amortization
-----------------------------

         Depreciation  and  amortization  increased  by $4,000  or  11.8%,  from
$34,000 to $38,000 for the six months ended June 30, 2000 and 2001, respectively, due to capital improvements made to the Partnership's wholly-owned facility during 2000.

Administrative
--------------

         Administrative expense decreased by $7,000 or 6.3% to $105,000 for the six months ended June 30, 2001 as compared to $112,000 for the same period in 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $3,478,000 compared to $3,326,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $152,000 or 4.6%. The increase in rental income was primarily attributable to an increase in rental rates, partially offset by a decrease in average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.82 compared to $8.23 for the three months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 89% to 87% for the three months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) decreased $37,000 or 2.9%, to $1,231,000 from $1,268,000 for the three months ended June 30, 2001 and 2000, respectively. This decrease is primarily attributable to lower repairs and maintenance and payroll expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $189,000 or 9.2%, from $2,058,000 to $2,247,000 for the three months ended June 30, 2000 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000:

         Rental income for the Mini-Warehouse Properties was $6,839,000 compared to $6,502,000 for the six months ended June 30, 2001 and 2000, respectively, representing an increase of $337,000 or 5.2%. The increase in rental income was primarily attributable to increased rental rates partially offset by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.79 compared to $8.09 for the six months ended June 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 88% to 85% for the six months ended June 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased by $4,000 or 0.2%, to $2,565,000 from $2,561,000 for the six months ended June 30, 2001 and 2000, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $333,000 or 8.4%, from $3,941,000 to $4,274,000 for the six months ended June 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,255,000 for the six months ended June 30, 2001) has been sufficient to meet all of our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the six months ended June 30, 2001 with respect to this property was $1,000.

         We paid distributions to the limited and general partners totaling $3,875,000 ($30.27 per unit) and $475,000, respectively, during the first six months of 2001. Included in these distributions is $2,362,000 ($18.46 per unit) and $288,000 paid to the limited and general partners, respectively, in special distributions. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED: August 13, 2001



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