Form 10-Q
period 2001-09-30
PS PARTNERS IV LTD
filed 2001-11-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2001
                              ------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2001
              and December 31, 2000                                            2

         Condensed statements of income for the three
              and nine months ended September 30, 2001 and 2000                3

         Condensed statements of cash flows for the
              nine months ended September 30, 2001 and 2000                    4

         Notes to condensed financial statements                               5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            11

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  September 30,     December 31,
                                                                                       2001             2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                             $1,895,000       $3,727,000

Rent and other receivables                                                                 6,000            2,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,575,000        1,572,000
                                                                                 -----------------------------------
                                                                                       1,676,000        1,673,000

     Less accumulated depreciation                                                      (843,000)        (786,000)
                                                                                 -----------------------------------
                                                                                         833,000          887,000

Investment in real estate entities                                                    14,129,000       14,562,000

Other assets                                                                               3,000            3,000
                                                                                 -----------------------------------

                                                                                     $16,866,000      $19,181,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                        $213,000         $134,000

Advance payments from renters                                                             10,000           15,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     16,394,000       18,759,000
     General partner's equity                                                            249,000          273,000
                                                                                 -----------------------------------

Total partners' equity                                                                16,643,000       19,032,000
                                                                                 -----------------------------------

                                                                                     $16,866,000      $19,181,000
                                                                                 ===================================

                            See accompanying notes.
                                        2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                       ----------------------------------------------------------------------
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $87,000           $83,000         $246,000         $241,000
Equity in earnings of real estate entities                    931,000           835,000        2,799,000        2,366,000
Interest income                                                15,000            62,000          116,000          153,000
                                                       ----------------------------------------------------------------------
                                                            1,033,000           980,000        3,161,000        2,760,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             33,000            31,000           91,000           88,000
Management fees                                                 5,000             5,000           14,000           15,000
Depreciation and amortization                                  19,000            18,000           57,000           52,000
Administrative                                                 34,000            26,000          139,000          138,000
                                                       ----------------------------------------------------------------------
                                                               91,000            80,000          301,000          293,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $942,000          $900,000       $2,860,000       $2,467,000
                                                       ======================================================================

Limited partners' share of net income
     ($18.06 per unit in 2001 and
     $17.69 per unit in 2000)                                                                 $2,312,000       $2,264,000
General partner's share of net income                                                            548,000          203,000
                                                                                          -----------------------------------
                                                                                              $2,860,000       $2,467,000
                                                                                          ===================================

                            See accompanying notes.
                                        3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2001              2000
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,860,000         $2,467,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  57,000             52,000
         (Increase) decrease in rent and other receivables                              (4,000)             1,000
         Increase (decrease) in accounts payable                                        79,000            (34,000)
         (Decrease) increase in advance payments from renters                           (5,000)             1,000
         Equity in earnings of real estate entities                                 (2,799,000)        (2,366,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,672,000)        (2,346,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 188,000            121,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,232,000          3,122,000
         Additions to real estate facility                                              (3,000)           (26,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,229,000          3,096,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (5,249,000)        (1,800,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (5,249,000)        (1,800,000)
                                                                               -------------------------------------

Net (decrease) increase in cash and cash equivalents                                (1,832,000)         1,417,000

Cash and cash equivalents at the beginning of the period                             3,727,000         2,337,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $1,895,000        $3,754,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                                            Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                             2001                    2000
                                                                         -------------           -------------

  Total revenues...............................................          $135,420,000            $122,728,000
  Minority interest in income..................................           $19,743,000             $18,391,000
  Net income...................................................           $42,274,000             $38,426,000


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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the three months ended September 30, 2001 was $942,000 compared to $900,000 for the three months ended September 30, 2000, representing an increase of $42,000 or 4.7%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $87,000 compared to $83,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $4,000 or 4.8%. Cost of operations (including management fees) increased $2,000 or 5.6%, to $38,000 from $36,000 for the three months ended September 30, 2001 and 2000, respectively.
Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $2,000 or 4.3%, from $47,000 to $49,000 for the three months ended September 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $931,000 in the three months ended September 30, 2001 as compared to $835,000 during the three months ended September 30, 2000, representing an increase of $96,000 or 11.5%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $47,000, from $62,000 for the three months ended September 30, 2000 to $15,000 for the three months ended September 30, 2001, due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased by $1,000, from $18,000 to $19,000 for the three months ended September 30, 2000 and 2001, respectively, due to capital improvements made to the Partnership's wholly-owned facility during 2000 and 2001.

Administrative
--------------

         Administrative expense increased $8,000, to $34,000 for the three months ended September 30, 2001 as compared to $26,000 for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $2,860,000 compared to $2,467,000 for the nine months ended September 30, 2000, representing an increase of $393,000 or 15.9%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $246,000 compared to $241,000 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $5,000 or 2.1%. Cost of operations (including management fees) increased $2,000 or 1.9%, to $105,000 from $103,000 for the nine months ended September 30, 2001 and 2000, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income increased by $3,000 or 2.2%, from $138,000 to $141,000 for the nine months ended September 30, 2000 and 2001, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,799,000 in the nine months ended September 30, 2001 as compared to $2,366,000 during the nine months ended September 30, 2000, representing an increase of $433,000 or 18.3%. The increase was primarily due to our share of improved property operations at the real estate facilities in which we have an interest and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $37,000, from $153,000 for the nine months ended September 30, 2000 to $116,000 for the nine months ended September 30, 2001, due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $5,000, from $52,000 to $57,000 for the nine months ended September 30, 2000 and 2001, respectively, due to capital improvements made to the Partnership's wholly-owned facility during 2000 and 2001.

Administrative
--------------

         Administrative expense increased $1,000, to $139,000 for the nine months ended September 30, 2001 as compared to $138,000 for the same period in 2000.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental income for the Mini-Warehouse Properties was $3,556,000 compared to $3,380,000 for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $176,000 or 5.2%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The annual average realized rent per occupied square foot for the Mini-Warehouse Properties was $8.87 compared to $8.43 for the three months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 88% for the three months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $73,000 or 5.3%, to $1,448,000 from $1,375,000 for the three months ended September 30, 2001 and 2000, respectively. This increase is primarily attributable to increases in advertising and promotion expenses, and property tax expenses, offset partially by lower repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $103,000 or 5.1%, from $2,005,000 to $2,108,000 for the three months ended September 30, 2000 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Rental  income  for  the  Mini-Warehouse   Properties  was  $10,395,000
compared to $9,882,000 for the nine months ended September 30, 2001 and 2000, respectively, representing an increase of $513,000 or 5.2%. The increase in rental income was primarily attributable to increased rental rates partially offset by decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per occupied square foot for the Mini-Warehouse Properties was $8.82 compared to $8.21 for the nine months ended September 30, 2001 and 2000, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 88% to 86% for the nine months ended September 30, 2000 and 2001, respectively. Cost of operations (including management fees) increased $77,000 or 2.0%, to $4,013,000 from $3,936,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily attributable to increases in advertising and promotion expenses, and property tax expenses, offset partially by lower repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $436,000 or 7.3%, from $5,946,000 to $6,382,000 for the nine months ended September 30, 2000 and 2001, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,420,000 for the nine months ended September 30, 2001) has been sufficient to meet all of our current obligations.

         During 2001, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the nine months ended September 30, 2001 with respect to this property was $3,000.

         We paid distributions to the limited and general partners totaling $4,677,000 ($36.54 per unit) and $572,000, respectively, during the first nine months of 2001. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                            DATED:  November 13, 2001



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