Form 10-K405
period 2001-12-31
PS PARTNERS IV LTD
filed 2002-03-29
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                     to
                               -------------------    -------------------

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 32 of the Partnership's 33 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2002, PSI owned approximately 58.7% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         Economies of scale: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2001, PSI operated 1,414 mini-warehouse facilities (including 30 managed for third parties) in 37 states and had over 659,000 spaces rented. The size and scope of PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

Investments in Facilities
-------------------------

         The Partnership owns interests in 33 properties (excluding the properties transferred to PSBPLP in January 1997); 32 of such properties are owned by the Joint Venture. Reference is made to the table in Item 2 for a summary of information about the properties that the Partnership has an interest in.

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

Other Business Activities
-------------------------

         A Corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This Corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

Employees
---------

         There are approximately 120 persons who render services on behalf of the Partnership and the Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or PSBPLP.

ITEM 1A. Risk Factors.

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE CONTROLS US.

         Public Storage owns approximately 58.7% of our outstanding limited partnership units and is our general partner. Consequently, Public Storage controls matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. All of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties.

         The following table sets forth information as of December 31, 2001, about the properties that the Partnership has an interest in:

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------                 -----------           ------            -----------              ----------
ARIZONA
Scottsdale                                44,300               555             07/12/85                  50.9%
   70th St.

CALIFORNIA
Milpitas                                  54,700               658             12/24/85                  50.0
   Pecten Ct.
N. Hollywood                              28,900               469             06/07/85                  50.0
   Raymer St.
N. Hollywood                              50,000               816             10/04/85                  50.0
   Whitsett Ave.
Pleasanton                                71,700               580             12/17/85                  50.0
   Santa Rita Rd.
San Diego                                 50,900               644             07/11/85                  50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                                  47,000               430             10/17/85                  50.0
   Roberts St.

INDIANA
Ft. Wayne                                 58,800               430             07/06/88                 100.0
   Illinois Rd.
Indianapolis                              59,200               495             10/31/85                  50.0
   Elmwood
Indianapolis                              59,100               530             10/31/85                  50.0
   Pike Plaza Rd.

KANSAS
Wichita                                   44,200               338             10/09/85                  49.9
   Carey Lane
Wichita                                   64,400               452             10/09/85                  49.9
   E. Harry

                                       7

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------                 -----------           ------            -----------              ----------
KANSAS
Wichita                                   41,500               294             10/09/85                  49.9%
   E. Kellogg
Wichita                                   46,800               383             10/09/85                  49.9
   E. MacArthur
Wichita                                  107,700               799             10/09/85                  49.9
   S. Rock Road
Wichita                                   63,600               537             10/09/85                  49.9
   S. Tyler Rd.
Wichita                                   56,000               404             10/09/85                  49.9
   S. Woodlawn
Wichita                                   52,900               449             10/09/85                  49.9
   W. Maple

KENTUCKY
Florence                                  53,700               442             04/30/85                  50.0
   Tanner Lane

MISSOURI
Joplin                                    56,500               437             10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                                61,600               534             05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                                   41,000               450             07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                                52,800               484             04/30/85                  50.0
   Colerain Ave.
Cincinnati                                50,500               456             04/30/85                  50.0
   E. Kemper
Columbus                                  63,000               459             10/04/85                  50.0
   Ambleside Dr.
Columbus                                  56,900               400             09/25/85                  50.0
   Sinclair Rd.
Perrysburg                                62,900               488             10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                                 50,600               478             05/17/85                  49.8
   McLoughlin II
Portland                                  35,100               440             10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                              50,100               427             09/12/85                  50.0
   Tacony St.

                                       8

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------                 -----------           ------            -----------              ----------
TEXAS
Austin                                    66,700               847             04/18/85                  50.0%
   S. First St.

WASHINGTON
Tacoma                                    47,400               521             05/23/85                  50.0
   Phillips Rd. S.W.

WISCONSIN
Madison                                   71,500               394             09/18/85                  50.0
   Copps Avenue

         The weighted average occupancy level for the Mini-Warehouse Properties was 86% in 2001 and 88% in 2000. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.88 in 2001 compared to $8.27 in 2000.

ITEM 3.  Legal Proceedings.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 2,380 record holders of Units.

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

ITEM 6.  Selected Financial Data.

                                                                   For the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                  2001           2000            1999           1998            1997
                                               ----------     ----------      ----------      ----------     ----------
                                                                 (In thousands, except per Unit data)

Total Revenues                                 $    4,269     $    3,789      $    3,330      $    3,041     $    2,256

Depreciation and amortization                          76             70              69              66             62

Net income                                          3,902          3,418           2,974           2,696          1,924

   Limited partners' share                          3,254          3,127           2,434           2,471          1,707

   General partners' share                            648            291             540             225            217

Limited partners'
   per unit data (a)

   Net income                                      $25.42         $24.43          $19.02          $19.30         $13.34

   Cash distributions (b)                          $42.80         $18.10          $35.84          $13.92         $13.92

As of December 31,
------------------
Cash and cash  equivalents                     $    1,741     $    3,727      $    2,337      $    3,414     $    1,293

Total assets                                   $   16,979     $   19,181      $   18,404      $   20,524     $   19,853

(a) Limited partners' per unit data is based on the weighted average number of units outstanding (128,000) during the year.

(b) The General Partners distributed, concurrent with the distributions for the first quarter of 1999, a portion of the Partnership's operating reserve estimated to be $21.92 per Unit. The General Partners distributed, concurrent with the distribution for the second quarter of 2001, a portion of the operating reserve estimated to be $18.45 per Unit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Partnership's facilities; the Partnership's ability to evaluate, finance, and integrate acquired and developed properties into the Partnership's existing operations; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts and the impact of general economic conditions upon rental rates and occupancy levels at the Partnership's facilities.

Critical Accounting Policy - Impairment of Long Lived Assets
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from this Statement with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $3,902,000 in 2001 compared to $3,418,000 in 2000, representing an increase of $484,000, or 14.2%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the
"Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         Property Operations: Rental income for the Partnership's wholly-owned mini-warehouse property was $327,000 in 2001 compared to $319,000 in 2000, representing an increase of $8,000, or 2.5%. Cost of operations (including management fees) remained stable at $137,000 for 2001 and 2000. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income increased by $8,000, or 4.4%, from $182,000 in 2000 to $190,000 in 2001.

         Equity in earnings of real estate entities: Equity in earnings of real estate entities was $3,765,000 in 2001 as compared to $3,262,000 during 2000, representing an increase of $503,000, or 15.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the Mini-Warehouse Properties and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

         Depreciation and amortization: Depreciation and amortization increased $6,000, or 8.6%, from $70,000 in 2000 to $76,000 during 2001.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $3,418,000 in 2000 compared to $2,974,000 in 1999, representing an increase of $444,000, or 14.9%. The increase is due primarily to the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture, offset partially by the Partnership's share of a decrease in property net operating income of Mini-Warehouse Properties.

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

Supplemental Property Data
--------------------------

         During 2001 and 2000, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         Year ended December 31, 2001 compared to the year ended December 31, 2000: Rental income for the Mini-Warehouse Properties was $13,921,000 in 2001 compared to $13,183,000 during 2000, representing an increase of $738,000, or 5.6%. The increase in rental income was primarily attributable to increased rental rates. The annual average realized rent per square foot was $8.88 in 2001 compared to $8.27 in 2000. The weighted average occupancy level was 88% in 2000 and 86% in 2001. Cost of operations (including management fees) increased $124,000, or 2.3%, to $5,440,000 during 2001 from $5,316,000 in 2000. This increase was primarily attributable to increases in advertising and property tax expense. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $614,000, or 7.8%, from $7,867,000 in 2000 to $8,481,000 during 2001.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 2001 totaling $1,741,000.

         Cash flows from operating activities and distributions from Real Estate Entities (totaling $4,168,000 for the year ended December 31, 2001) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $5,000, $35,000 and $3,000 in 2001, 2000 and 1999, respectively. During 2002, the Partnership anticipates approximately $12,000 of capital improvements to the Partnership's wholly-owned properties.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2001 and prior years were as follows:

                                 Total                      Per Unit
                              ----------                    --------
         2001                 $6,149,000                     $42.80
         2000                  2,600,000                      18.10
         1999                  5,150,000                      35.84
         1998                  2,000,000                      13.92
         1997                  2,000,000                      13.92
         1996                  2,999,000                      20.88
         1995                  4,899,000                      34.10
         1994                  2,816,000                      19.60
         1993                  2,442,000                      17.00
         1992                  2,968,000                      20.66
         1991                  3,607,000                      25.11
         1990                  3,144,000                      21.89
         1989                  3,097,000                      21.56
         1988                  3,769,000                      26.23
         1987                  3,770,000                      26.23
         1986                  3,593,000                      25.00

         During the fourth quarter of 1990, the Partnership made a special distribution totaling $1,077,000 ($7.50 per Unit), representing cash reserves held. The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating reserve estimated at $9.00 per Unit. The General Partners also distributed, concurrently with the distributions for the third quarter of 1995, a portion of the operating reserve estimated at $6.26 per Unit. During the first quarter of 1999, the Partnership made a special distribution of $3,150,000 ($21.92 per Unit) representing a portion of the operating reserve. The General Partners distributed, concurrent with the distribution for the second quarter of 2001, a portion of the operating reserve estimated to be $18.45 per Unit. Future distribution levels will be based upon cash flow available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                               Positions with PSI
----------------------        -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President and General Counsel
Bahman Abtahi                 Senior Vice President
W. David Ristig               Senior Vice President
Anthony Grillo                Senior Vice President
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became a director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) At March 15, 2002, PSI beneficially owned more than 5% or more of the Units of the Partnership:

      Title                                                      Amount of              Percent
       of                    Name and Address of                 Beneficial               of
      Class                   Beneficial Owner                    Ownership              Class
------------------         -----------------------            ----------------          -------
Units of Limited           Public Storage, Inc.
Partnership                701 Western Avenue
Interest                   Glendale, CA  91201 (1)            75,149 Units (1)           58.7%

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2001, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2001, approximately $615,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. During 2001, the Partnership and the Joint Venture paid fees of $838,000 to PSI pursuant to the Management Agreement.

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

                                PS PARTNERS IV, LTD.
Dated: March 29, 2002           By: Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        --------------------------------------------------          --------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief                             March 29, 2002
------------------------------------        Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                             General Partner (principal executive officer)


/s/ Harvey Lenkin                           President and Director                                      March 29, 2002
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 29, 2002
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 29, 2002
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 29, 2002
------------------------------------        of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Robert J. Abernethy

                                            Director of Public Storage, Inc.
------------------------------------
Dann V. Angeloff

                                            Director of Public Storage, Inc.
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 29, 2002
------------------------------------
Daniel C. Staton

                                       21

                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                      Page
                                                                   References
PS Partners IV, Ltd.
     Report of Independent Auditors                                    F-1
     Financial Statements and Schedule:
       Balance Sheets as of December 31, 2001 and 2000                 F-2
       For the years ended December 31, 2001, 2000 and 1999:
          Statements of Income                                         F-3
          Statements of Partners' Equity                               F-4
          Statements of Cash Flows                                     F-5
       Notes to Financial Statements                                F-6 - F-11
     Schedule
          Schedule III - Real Estate and Accumulated Depreciation  F-12 - F-13

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS Business Parks, Inc. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

     SEI/PSP IV Joint Ventures
         Report of Independent Auditors                                F-14
         Financial Statements:
         Balance Sheets as of December 31, 2001 and 2000               F-15
           For the years ended December 31, 2001, 2000 and 1999:
              Statements of Income                                     F-16
              Statements of Partners' Equity                           F-17
              Statements of Cash Flows                                 F-18
         Notes to Financial Statements                             F-19 - F-23
         Schedule
              Schedule III - Real Estate and Accumulated
                Depreciation                                       F-24 - F-26

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. as of December 31, 2001 and 2000 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                         2001                2000
                                                                                  ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                                            $     1,741,000     $     3,727,000

Rent and other receivables                                                                    55,000               2,000

Real estate facility, at cost:
     Land                                                                                    101,000             101,000
     Buildings and equipment                                                               1,577,000           1,572,000
                                                                                  ---------------------------------------
                                                                                           1,678,000           1,673,000

     Less accumulated depreciation                                                          (862,000)           (786,000)
                                                                                  ---------------------------------------
                                                                                             816,000             887,000

Investment in real estate entities                                                        14,364,000          14,562,000

Other assets                                                                                   2,000               3,000

                                                                                  ---------------------------------------
                                                                                     $    16,978,000     $    19,181,000
                                                                                  =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                     $       183,000     $       134,000

Advance payments from renters                                                                 10,000              15,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                         16,534,000          18,759,000
     General partner's equity                                                                251,000             273,000

                                                                                  ---------------------------------------
         Total partners' equity                                                           16,785,000          19,032,000

                                                                                  ---------------------------------------
                                                                                     $    16,978,000     $    19,181,000
                                                                                  =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                     2001                 2000                 1999
                                                              --------------------------------------------------------------

REVENUE:

Rental income                                                     $      327,000      $      319,000       $      306,000
Equity in earnings of real estate entities                             3,765,000           3,262,000            2,920,000
Interest income                                                          177,000             208,000              104,000
                                                              --------------------------------------------------------------
                                                                       4,269,000           3,789,000            3,330,000
                                                              --------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                       117,000             117,000              126,000
Management fees                                                           20,000              20,000               18,000
Depreciation and amortization                                             76,000              70,000               69,000
Administrative                                                           154,000             164,000              143,000
                                                              --------------------------------------------------------------
                                                                         367,000             371,000              356,000
                                                              --------------------------------------------------------------

NET INCOME                                                        $    3,902,000      $    3,418,000       $    2,974,000
                                                              ==============================================================

Limited partners' share of net income
     ($25.42, $24.43 and $19.02 per unit in
     2001, 2000 and 1999, respectively)                           $    3,254,000      $    3,127,000       $    2,434,000
General partners' share of net income                                    648,000             291,000              540,000
                                                              --------------------------------------------------------------

                                                                   $   3,902,000       $   3,418,000        $   2,974,000
                                                              ==============================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                   Limited              General
                                                                   Partners             Partners              Total
                                                             ---------------------------------------------------------------

Balances at December 31, 1998                                  $      20,103,000    $         287,000    $      20,390,000

Net income                                                             2,434,000              540,000            2,974,000

Distributions                                                         (4,588,000)            (562,000)          (5,150,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 1999                                         17,949,000              265,000           18,214,000

Net income                                                             3,127,000              291,000            3,418,000

Distributions                                                         (2,317,000)            (283,000)          (2,600,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 2000                                         18,759,000              273,000           19,032,000

Net income                                                             3,254,000              648,000            3,902,000

Distributions                                                         (5,479,000)            (670,000)          (6,149,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 2001                                   $     16,534,000     $        251,000     $     16,785,000
                                                             ===============================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                       2001                2000               1999
                                                                -----------------------------------------------------------

Cash flows from operating activities:

     Net income                                                    $     3,902,000     $     3,418,000    $     2,974,000

     Adjustments to reconcile net income to net cash provided by operating activities

        Depreciation and amortization                                       76,000              70,000             69,000
        Increase in rent and other receivables                             (53,000)                  -                  -
        Decrease in other assets                                             1,000                   -              2,000
        Increase (decrease) in accounts payable                             49,000             (44,000)            56,000
        (Decrease) increase in advance payments from renters                (5,000)              3,000                  -
        Equity in earnings of real estate entities                      (3,765,000)         (3,262,000)        (2,920,000)
                                                                -----------------------------------------------------------

        Total adjustments                                               (3,697,000)         (3,233,000)        (2,793,000)
                                                                -----------------------------------------------------------

           Net cash provided by operating activities                       205,000             185,000            181,000
                                                                -----------------------------------------------------------

Cash flows provided by investing activities:

        Distributions from real estate entities                          3,963,000           3,840,000          3,895,000
        Additions to real estate facility                                   (5,000)            (35,000)            (3,000)
                                                                -----------------------------------------------------------

           Net cash provided by investing activities                     3,958,000           3,805,000          3,892,000
                                                                -----------------------------------------------------------

Cash flows used in financing activities:

        Distributions to partners                                       (6,149,000)         (2,600,000)        (5,150,000)
                                                                -----------------------------------------------------------

           Net cash used in financing activities                        (6,149,000)         (2,600,000)        (5,150,000)
                                                                -----------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                    (1,986,000)          1,390,000         (1,077,000)

Cash and cash equivalents at the beginning of the period                 3,727,000           2,337,000          3,414,000
                                                                -----------------------------------------------------------

Cash and cash equivalents at the end of the period                 $     1,741,000     $     3,727,000    $     2,337,000
                                                                ===========================================================

                            See accompanying notes.
                                      F-5

                              PS PARTNERS IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $42.80, $18.10 and $35.84 for 2001, 2000 and 1999, respectively.

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no impact on the Partnership's financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of SFAS 142 will have no impact upon the Partnership's financial position or results of operations.

1.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance (Continued)
         ---------------------------------------------------------

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

2.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

                  In January 1997, the Partnership, the Joint Venture and PSI and other related partnerships transferred a total of 35 business parks to PSBLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's and the Joint Venture's business parks in exchange for a partnership interest in PSBLP. The general partner of PSBLP is PS Business Parks, Inc. ("PSBP").

3.       Investment in Real Estate Entities

                 During 2001, 2000 and 1999, the Partnership recognized earnings from the Real Estate Entities of $3,765,000, $3,262,000 and $2,920,000,
         respectively, and received cash distributions totaling $3,963,000, $3,840,000 and $3,895,000, respectively from the Real Estate Entities. Equity in earnings for 2000 includes $108,000, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

3.       Investment in Real Estate Entities (Conitnued)

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:


                                                                    2001                   2000
                                                               ----------------      ----------------
For the year ended December 31,
    Total revenues                                             $    185,088,000      $    164,687,000
    Minority interest in income                                      27,489,000            26,741,000
    Net income                                                       56,686,000            57,573,000

At December 31,
    Total assets, net of accumulated depreciation              $  1,223,031,000      $    984,840,000
    Total liabilities                                               211,346,000            61,024,000
    Total minority interest                                         359,891,000           306,478,000
    Total equity                                                    651,794,000           617,338,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2001 and at December 31, 2000, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 2000 and 2001.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2001, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

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

5.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $20,000 $20,000 and $18,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $5,746,000, $4,568,000 and $3,615,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                               Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001     December 31, 2001
                               --------------     --------------     ------------------     -----------------
Rental Income                  $       80,000     $       79,000      $        87,000        $        81,000
Cost of Operations             $       33,000     $       34,000      $        38,000        $        32,000
Net Income                     $      936,000     $      982,000      $       942,000        $     1,042,000
Net Income Per Unit            $         6.62     $         4.85      $          6.59        $          7.36


                                                               Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------

Rental Income                  $       77,000     $       81,000      $        83,000        $        78,000
Cost of Operations             $       33,000     $       34,000      $        36,000        $        34,000
Net Income                     $      754,000     $      813,000      $       900,000        $       951,000
Net Income Per Unit            $         5.45     $         5.89      $          6.35        $          6.74

                                      F-11

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                              $101,000       $1,524,000         $53,000
                                                  =================================================


                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                              $101,000        $1,577,000     $1,678,000       $862,000
                                                  ================================================================

                                      F-12

                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       Gross Carrying Cost Reconciliation

                                                Years Ended December 31,
                                           -----------------------------------
                                                 2001             2000
                                           -----------------------------------

Balance at beginning of the period           $   1,673,000    $   1,638,000

Additions during the period:
     Improvements, etc.                              5,000           35,000
                                           -----------------------------------

Balance at the close of the period           $   1,678,000    $   1,673,000
                                           ===================================


                    Accumulated Depreciation Reconciliation

                                                Years Ended December 31,
                                           -----------------------------------
                                                 2001             2000
                                           -----------------------------------


Balance at beginning of the period           $     786,000    $     716,000

Additions during the period:
     Depreciation                                   76,000           70,000
                                           -----------------------------------

Balance at the close of the period           $     862,000     $    786,000
                                           ===================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,587,000 (unaudited).

                         Report of Independent Auditors



The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures as of December 31, 2001 and 2000 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 23, 2002
Los Angeles, CA

                            SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                 For the years ended December 31, 2001 and 2000


                                                                                          2001               2000
                                                                                   --------------------------------------

                                      ASSETS


Cash and cash equivalents                                                             $      243,000      $      320,000

Rent and other receivables                                                                   340,000              92,000

Real estate facilities, at cost:
     Land                                                                                 14,327,000          14,327,000
     Buildings and equipment                                                              48,165,000          47,208,000
                                                                                   --------------------------------------
                                                                                          62,492,000          61,535,000

         Less accumulated depreciation                                                   (31,724,000)        (29,146,000)
                                                                                   --------------------------------------
                                                                                          30,768,000          32,389,000

Investment in real estate entity                                                          21,641,000          21,162,000

Other assets                                                                                  84,000             121,000
                                                                                   --------------------------------------

                                                                                      $   53,076,000      $   54,084,000
                                                                                   ======================================


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $      696,000      $      686,000

Advance payments from renters                                                                317,000             403,000

Partners' equity:
     PS Partners IV, Ltd.                                                                 14,364,000          14,562,000
     Public Storage, Inc.                                                                 37,699,000          38,433,000
                                                                                   --------------------------------------

Total partners' equity                                                                    52,063,000          52,995,000
                                                                                   --------------------------------------

                                                                                      $   53,076,000      $   54,084,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                         2001              2000              1999
                                                                   ------------------------------------------------------

REVENUE:

Rental income                                                       $    13,594,000   $    12,864,000   $    12,824,000
Equity in earnings of real estate entity                                  1,103,000         1,189,000           970,000
                                                                   ------------------------------------------------------
                                                                         14,697,000        14,053,000        13,794,000
                                                                   ------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        4,485,000         4,406,000         4,162,000
Management fees                                                             818,000           773,000           771,000
Depreciation and amortization                                             2,578,000         2,482,000         2,512,000
                                                                   ------------------------------------------------------
                                                                          7,881,000         7,661,000         7,445,000
                                                                   ------------------------------------------------------


NET INCOME                                                          $     6,816,000   $     6,392,000   $     6,349,000
                                                                   ======================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                              $     3,765,000   $     3,262,000   $     2,920,000
          Public Storage Inc.'s share                                     3,051,000         3,130,000         3,429,000
                                                                   ------------------------------------------------------
                                                                    $     6,816,000   $     6,392,000   $     6,349,000
                                                                   ======================================================

                            See accompanying notes.
                                      F-16

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                   PS Partners        Public Storage
                                                                    IV, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1998                                   $     16,115,000      $  39,302,000       $   55,417,000

Net income                                                             2,920,000          3,429,000            6,349,000

Distributions                                                         (3,895,000)        (3,701,000)          (7,596,000)
                                                              -------------------------------------------------------------

Balances at December 31, 1999                                         15,140,000         39,030,000           54,170,000

Net income                                                             3,262,000          3,130,000            6,392,000

Distributions                                                         (3,840,000)        (3,727,000)          (7,567,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2000                                         14,562,000         38,433,000           52,995,000

Net income                                                             3,765,000          3,051,000            6,816,000

Distributions                                                         (3,963,000)        (3,785,000)          (7,748,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2001                                   $     14,364,000      $  37,699,000       $   52,063,000
                                                              =============================================================

                            See accompanying notes.
                                      F-17

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                              2001            2000            1999
                                                                        -------------------------------------------------

Cash flows from operating activities:

Net income                                                                $   6,816,000    $   6,392,000   $   6,349,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,578,000        2,482,000       2,512,000
         Increase in rent and other receivables                                (248,000)         (10,000)         (9,000)
         Decrease (increase) in other assets                                     37,000           (3,000)        (18,000)
         Increase (decrease) in accounts payable                                 10,000           21,000          (5,000)
         Decrease in advance payments from renters                              (86,000)          (2,000)              -
         Equity in earnings of real estate entity                            (1,103,000)      (1,189,000)       (970,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,188,000        1,299,000       1,510,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       8,004,000        7,691,000       7,859,000
                                                                        -------------------------------------------------

Cash flows used in investing activities:

         Distributions from real estate entity                                  624,000          599,000         600,000
         Additions to real estate facilities                                   (957,000)        (683,000)       (880,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                            (333,000)         (84,000)       (280,000)
                                                                        -------------------------------------------------

Cash flows used in financing activities:

         Distributions to partners                                           (7,748,000)      (7,567,000)     (7,596,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,748,000)      (7,567,000)     (7,596,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (77,000)          40,000         (17,000)

Cash and cash equivalents at the beginning of the period                        320,000          280,000         297,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     243,000    $     320,000   $     280,000
                                                                        =================================================

                            See accompanying notes.
                                      F-18

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $751,000, $589,000 and $485,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Joint Venture adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no impact on the Joint Venture's financial statements.

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance (Continued)
         ---------------------------------------------------------

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Joint Venture will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The Joint Venture's adoption of SFAS 142 will have no impact upon the Joint Venture's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Joint Venture expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Joint Venture's financial position or results of operations.

3.       Real Estate Facilities

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

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

4.       Investment in real estate entity

                  In 2001, 2000 and 1999, the Joint Venture recognized $1,103,000, $1,189,000 and $970,000 respectively, in equity in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2000 is $162,000 representing the Joint Venture's share of PSBPLP's gains on sale of real estate investments.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                         2001                   2000
                                                                  -----------------      -----------------
For the year ended December 31,
    Total revenues                                                $     170,391,000      $     150,634,000
    Minority interest in income                                          27,489,000             26,741,000
    Net income                                                           49,870,000             51,181,000

At December 31,
    Total assets, net of accumulated depreciation                 $   1,169,955,000      $     930,756,000
    Total liabilities                                                   210,333,000             59,935,000
    Total minority interest                                             359,891,000            306,478,000
    Total equity                                                        599,731,000            564,343,000

                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2000 and at December 31, 2001, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 2000 and 2001.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Joint Venture paid PSI $818,000 $773,000 and $771,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $6,691,000, $5,072,000 and $5,107,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                         $778,000      $1,282,000        $362,000
4/85          Cincinnati/ E. Kemper                     232,000       1,573,000         320,000
4/85          Cincinnati/ Colerain                      253,000       1,717,000         389,000
4/85          Florence/ Tanner Lane                     218,000       1,477,000         383,000
5/85          Tacoma/ Phillips Rd.                      396,000       1,204,000         308,000
5/85          Milwaukie/ Mcloughlin II                  458,000         742,000         450,000
7/85          San Diego/ Kearny Mesa Rd                 783,000       1,750,000         407,000
5/85          Manchester/ S. Willow II                  371,000       2,129,000        (143,000)
6/85          N. Hollywood/ Raymer                      967,000         848,000         296,000
7/85          Scottsdale/ 70th St                       632,000       1,368,000         309,000
7/85          Concord/ Hwy 29                           150,000         750,000         441,000
10/85         N. Hollywood/ Whitsett                  1,524,000       2,576,000         424,000
10/85         Portland/ SE 82nd St                      354,000         496,000         308,000
9/85          Madison/ Copps Ave.                       450,000       1,150,000         398,000
9/85          Columbus/ Sinclair                        307,000         893,000         297,000
9/85          Philadelphia/ Tacony St                   118,000       1,782,000         277,000
10/85         Perrysburg/ Helen Dr.                     110,000       1,590,000         (61,000)
10/85         Columbus/ Ambleside                       124,000       1,526,000         (30,000)
10/85         Indianapolis/ Pike Place                  229,000       1,531,000         271,000
10/85         Indianapolis/ Beach Grove                 198,000       1,342,000         256,000
10/85         Hartford/ Roberts                         219,000       1,481,000         475,000
10/85         Wichita/ S. Rock Rd.                      501,000       1,478,000         150,000
10/85         Wichita/ E. Harry                         313,000       1,050,000          65,000
10/85         Wichita/ S. Woodlawn                      263,000         905,000          42,000
10/85         Wichita/ E. Kellogg                       185,000         658,000         (46,000)
10/85         Wichita/ S. Tyler                         294,000       1,004,000         118,000

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total       Depreciation
------------------------------------------------------------------------------------------------------------------
4/85          Austin/ S. First                         $778,000       $1,644,000      $2,422,000       $1,093,000
4/85          Cincinnati/ E. Kemper                     232,000        1,893,000       2,125,000        1,257,000
4/85          Cincinnati/ Colerain                      253,000        2,106,000       2,359,000        1,382,000
4/85          Florence/ Tanner Lane                     218,000        1,860,000       2,078,000        1,237,000
5/85          Tacoma/ Phillips Rd.                      396,000        1,512,000       1,908,000          980,000
5/85          Milwaukie/ Mcloughlin II                  458,000        1,192,000       1,650,000          782,000
7/85          San Diego/ Kearny Mesa Rd                 783,000        2,157,000       2,940,000        1,449,000
5/85          Manchester/ S. Willow II                  371,000        1,986,000       2,357,000        1,321,000
6/85          N. Hollywood/ Raymer                      967,000        1,144,000       2,111,000          776,000
7/85          Scottsdale/ 70th St                       632,000        1,677,000       2,309,000        1,081,000
7/85          Concord/ Hwy 29                           150,000        1,191,000       1,341,000          787,000
10/85         N. Hollywood/ Whitsett                  1,524,000        3,000,000       4,524,000        1,969,000
10/85         Portland/ SE 82nd St                      354,000          804,000       1,158,000          564,000
9/85          Madison/ Copps Ave.                       450,000        1,548,000       1,998,000        1,015,000
9/85          Columbus/ Sinclair                        307,000        1,190,000       1,497,000          758,000
9/85          Philadelphia/ Tacony St                   118,000        2,059,000       2,177,000        1,334,000
10/85         Perrysburg/ Helen Dr.                     110,000        1,529,000       1,639,000          995,000
10/85         Columbus/ Ambleside                       124,000        1,496,000       1,620,000          937,000
10/85         Indianapolis/ Pike Place                  229,000        1,802,000       2,031,000        1,177,000
10/85         Indianapolis/ Beach Grove                 198,000        1,598,000       1,796,000        1,045,000
10/85         Hartford/ Roberts                         219,000        1,956,000       2,175,000        1,245,000
10/85         Wichita/ S. Rock Rd.                      642,000        1,487,000       2,129,000          955,000
10/85         Wichita/ E. Harry                         313,000        1,115,000       1,428,000          770,000
10/85         Wichita/ S. Woodlawn                      263,000          947,000       1,210,000          649,000
10/85         Wichita/ E. Kellogg                       185,000          612,000         797,000          418,000
10/85         Wichita/ S. Tyler                         294,000        1,122,000       1,416,000          812,000

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                       Costs
                                                           Initial Cost              subsequent
                                                  -------------------------------- to acquisition
    Date                                                            Building &       Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------
10/85         Wichita/ W. Maple                        $234,000        $805,000        $(59,000)
10/85         Wichita/ Carey Lane                       192,000         674,000          14,000
10/85         Wichita/ E. Macarthur                     220,000         775,000         (80,000)
10/85         Joplin/ S. Range Line                     264,000         904,000          97,000
12/85         Milpitas                                1,623,000       1,577,000         339,000
12/85         Pleasanton/ Santa Rita                  1,226,000       2,078,000         414,000
                                                  -------------------------------------------------


              TOTAL                                 $14,186,000     $41,115,000      $7,191,000
                                                  =================================================

                                                                       Gross Carrying Amount
                                                                       At December 31, 2001
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                   Land        Improvements        Total       Depreciation
------------------------------------------------------------------------------------------------------------------
10/85         Wichita/ W. Maple                        $234,000         $746,000        $980,000         $487,000
10/85         Wichita/ Carey Lane                       192,000          688,000         880,000          446,000
10/85         Wichita/ E. Macarthur                     220,000          695,000         915,000          455,000
10/85         Joplin/ S. Range Line                     264,000        1,001,000       1,265,000          669,000
12/85         Milpitas                                1,623,000        1,916,000       3,539,000        1,266,000
12/85         Pleasanton/ Santa Rita                  1,226,000        2,492,000       3,718,000        1,613,000
                                                  ----------------------------------------------------------------


              TOTAL                                 $14,327,000      $48,165,000     $62,492,000      $31,724,000
                                                  ================================================================

                                      F-25

                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A) The following is a reconciliation of cost and related accumulated depreciation.

                       Gross Carrying Cost Reconciliation

                                                  Years Ended December 31,
                                              ---------------------------------
                                                   2001             2000
                                              ---------------------------------

Balance at beginning of the period             $  61,535,000   $  60,852,000

Additions during the period:
     Improvements, etc.                              957,000         683,000
                                              ---------------------------------

Balance at the close of the period             $  62,492,000   $  61,535,000
                                              =================================


                    Accumulated Depreciation Reconciliation

                                                  Years Ended December 31,
                                              ---------------------------------
                                                   2001             2000
                                              ---------------------------------

Balance at beginning of the period             $  29,146,000   $  26,664,000

Additions during the period:
     Depreciation                                  2,578,000       2,482,000
                                              ---------------------------------

Balance at the close of the period             $  31,724,000   $  29,146,000
                                              =================================

(B) The aggregate cost of real estate for Federal income tax purposes is $62,855,000 (unaudited).