Form 10-Q
period 2002-03-31
PS PARTNERS IV LTD
filed 2002-05-15
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                              ----------------------  ----------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 2002
              and December 31, 2001                                           2

         Condensed statements of income for the three
              months ended March 31, 2002 and 2001                            3

         Condensed statements of cash flows for the
              three months ended March 31, 2002 and 2001                      4

         Notes to condensed financial statements                            5-6

         Management's discussion and analysis of financial condition
              and results of operations                                    7-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           12

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    March 31,       December 31,
                                                                                       2002             2001
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $2,267,000       $1,741,000

Rent and other receivables                                                                22,000           55,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,579,000        1,577,000
                                                                                 -----------------------------------
                                                                                       1,680,000        1,678,000

     Less accumulated depreciation                                                      (880,000)        (862,000)
                                                                                 -----------------------------------
                                                                                         800,000          816,000

Investment in real estate entities                                                    13,943,000       14,364,000

Other assets                                                                               3,000            2,000
                                                                                 -----------------------------------

                                                                                     $17,035,000      $16,978,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                         $85,000         $183,000

Advance payments from renters                                                             13,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     16,685,000       16,534,000
     General partner's equity                                                            252,000          251,000
                                                                                 -----------------------------------

Total partners' equity                                                                16,937,000       16,785,000
                                                                                 -----------------------------------

                                                                                     $17,035,000      $16,978,000
                                                                                 ===================================

                             See accompanying notes.
                                        2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                       -----------------------------------
                                                             2002              2001
                                                       -----------------------------------

REVENUE:

Rental income                                                 $78,000           $80,000
Equity in earnings of real estate entities                  1,031,000           878,000
Interest income                                                25,000            56,000
                                                       -----------------------------------
                                                            1,134,000         1,014,000
                                                       -----------------------------------

COSTS AND EXPENSES:

Cost of operations                                             30,000            28,000
Management fees                                                 5,000             5,000
Depreciation and amortization                                  18,000            19,000
Administrative                                                 29,000            26,000
                                                       -----------------------------------
                                                               82,000            78,000
                                                       -----------------------------------

NET INCOME                                                 $1,052,000          $936,000
                                                       ===================================

Limited partners' share of net income
     ($7.44 per unit in 2002 and
     $6.62 per unit in 2001)                                 $952,000          $847,000
General partner's share of net income                         100,000            89,000
                                                       -----------------------------------
                                                           $1,052,000          $936,000
                                                       ===================================

                             See accompanying notes.
                                        3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                      2002              2001
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $1,052,000           $936,000

     Adjustments to reconcile net income to net cash (used in) provided by operating activities

         Depreciation and amortization                                                  18,000             19,000
         Decrease in rent and other receivables                                         33,000              1,000
         Increase in other assets                                                       (1,000)                 -
         Decrease in accounts payable                                                  (98,000)           (55,000)
         Increase (decrease) in advance payments from renters                            3,000             (2,000)
         Equity in earnings of real estate entities                                 (1,031,000)          (878,000)
                                                                               -------------------------------------

             Total adjustments                                                      (1,076,000)          (915,000)
                                                                               -------------------------------------

             Net cash (used in) provided by operating activities                       (24,000)            21,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     1,452,000          1,201,000
         Additions to real estate facility                                              (2,000)                 -
                                                                               -------------------------------------

             Net cash provided by investing activities                               1,450,000          1,201,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                    (900,000)          (801,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                    (900,000)          (801,000)
                                                                               -------------------------------------

Net increase in cash and cash equivalents                                              526,000            421,000

Cash and cash equivalents at the beginning of the period                             1,741,000         3,727,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $2,267,000        $4,148,000
                                                                               =====================================

                             See accompanying notes.
                                        4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2001.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

4. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on Partnership financial statements.

5. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

6. Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

7. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                              Three Months Ended March 31,
                                           -----------------------------------
                                               2002                    2001
                                           -----------             -----------
  Total revenues.....................      $54,539,000             $43,044,000
  Minority interest in income........       $8,844,000              $6,423,000
  Net income.........................      $18,490,000             $13,100,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (page 10), and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the risk of terrorist attacks; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economice obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Our net income for the three months ended March 31, 2002 was $1,052,000 compared to $936,000 for the three months ended March 31, 2001, representing an increase of $116,000, or 12.4%. The increase is primarily due to our share ($74,000) of a gain on sale of real estate recorded by PS Business Parks, a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, and our share of improved operations at the Mini-Warehouse Properties.

Property Operations

         Rental income for our wholly-owned mini-warehouse property was $78,000 compared to $80,000 for the three months ended March 31, 2002 and 2001, representing an decrease of $2,000, or 2.5%. Cost of operations (including management fees) increased $2,000 or 6.1%, to $35,000 from $33,000 for the three months ended March 31, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $4,000, or 8.5%, from $47,000 to $43,000 for the three months ended March 31, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities

         Equity in earnings of real estate entities was $1,031,000 in the three months ended March 31, 2002 as compared to $878,000 during the three months ended March 31, 2001, representing an increase of $153,000, or 17.4%. The increase is primarily due to our share ($74,000) of a gain on sale of real estate recorded by PS Business Parks, a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, and our share of improved operations at the Mini-Warehouse Properties.

Interest Income

         Interest income decreased by $31,000, or 55.4%, from $56,000 for the three months ended March 31, 2001 to $25,000 for the three months ended March 31, 2001, due to lower invested cash balances and interest rates.

Depreciation and Amortization

         Depreciation and amortization decreased $1,000, or 5.3%, from $19,000 to $18,000 for the three months ended March 31, 2001 and 2002, respectively.

Administrative

         Administrative expense increased $3,000, to $29,000 for the three months ended March 31, 2002 as compared to $26,000 for the same period in 2001.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Rental income for the Mini-Warehouse Properties was $3,389,000 compared to $3,361,000 for the three months ended March 31, 2002 and 2001, respectively, representing a increase of $28,000, or 0.8%. The increase in rental income is primarily attributable to increased rental rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $9.04 compared to $8.76 for the three months ended March 31, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 84% to 82% for the three months ended March 31, 2001 and 2002, respectively. Cost of operations (including management fees) decreased $50,000, or 3.7%, to $1,284,000 from $1,334,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease is primarily attributable to reductions in advertising, utilities and repairs and maintenance expenses partially offset by increases in property tax expense and payroll related expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $78,000, or 3.8%, from $2,027,000 to $2,105,000 for the three months ended March 31, 2001 and 2002, respectively.

Liquidity and Capital Resources

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($1,428,000 for the three months ended March 31, 2002) has been sufficient to meet all of our current obligations.

         During 2002, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the three months ended March 31, 2002 with respect to this property was $2,000.

         We paid distributions to the limited and general partners totaling $801,000 ($6.26 per unit) and $99,000, respectively, during the first three months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q, you should consider the following factors in evaluating the Partnership:

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

         o    potential terrorist attacks;

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


                            DATED:  May 15, 2002



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