Form 10-Q
period 2002-06-30
PS PARTNERS IV LTD
filed 2002-08-14
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2002
                              -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 2002
              and December 31, 2001                                           2

         Condensed statements of income for the three
              and six months ended June 30, 2002 and 2001                     3

         Condensed statements of cash flows for the
              six months ended June 30, 2002 and 2001                         4

         Notes to condensed financial statements                              5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-9

         Risk Factors                                                      9-10

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           11

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                    June 30,       December 31,
                                                                      2002             2001
                                                               -----------------------------------
                                                                 (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                           $2,237,000       $1,741,000

Rent and other receivables                                              27,000           55,000

Real estate facility, at cost:
     Land                                                              101,000          101,000
     Buildings and equipment                                         1,580,000        1,577,000
                                                               -----------------------------------
                                                                     1,681,000        1,678,000

     Less accumulated depreciation                                    (899,000)        (862,000)
                                                               -----------------------------------
                                                                       782,000          816,000

Investment in real estate entities                                  14,113,000       14,364,000

Other assets                                                            27,000            2,000
                                                               -----------------------------------

                                                                   $17,186,000      $16,978,000
                                                               ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                      $203,000         $183,000

Advance payments from renters                                           14,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                   16,717,000       16,534,000
     General partner's equity                                          252,000          251,000
                                                               -----------------------------------

Total partners' equity                                              16,969,000       16,785,000
                                                               -----------------------------------

                                                                   $17,186,000      $16,978,000
                                                               ===================================

                             See accompanying notes.
                                        2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                       ----------------------------------------------------------------------
                                                             2002              2001             2002             2001
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $78,000           $79,000         $156,000         $159,000
Interest income                                                41,000            45,000           66,000          101,000
                                                       ----------------------------------------------------------------------
                                                              119,000           124,000          222,000          260,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             32,000            30,000           62,000           58,000
Management fees                                                 5,000             4,000           10,000            9,000
Depreciation and amortization                                  19,000            19,000           37,000           38,000
Administrative                                                 74,000            79,000          103,000          105,000
                                                       ----------------------------------------------------------------------
                                                              130,000           132,000          212,000          210,000
                                                       ----------------------------------------------------------------------

Income (loss) before equity in earnings of real
     estate entities                                          (11,000)           (8,000)          10,000           50,000
Equity in earnings of real estate entities                    942,000           990,000        1,973,000        1,868,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $931,000          $982,000       $1,983,000       $1,918,000
                                                       ======================================================================

Limited partners' share of net income
     ($13.95 per unit in 2002 and
     $11.47 per unit in 2001)                                                                 $1,785,000       $1,468,000
General partner's share of net income                                                            198,000          450,000
                                                                                          -----------------------------------
                                                                                              $1,983,000       $1,918,000
                                                                                          ===================================

                             See accompanying notes.
                                        3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                      -------------------------------------
                                                                             2002              2001
                                                                      -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                            $1,983,000         $1,918,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                         37,000             38,000
         Decrease in rent and other receivables                                28,000                  -
         Increase in other assets                                             (25,000)            (1,000)
         Increase in accounts payable                                          20,000             35,000
         Increase (decrease) in advance payments from renters                   4,000             (4,000)
         Equity in earnings of real estate entities                        (1,973,000)        (1,868,000)
                                                                      -------------------------------------

             Total adjustments                                             (1,909,000)        (1,800,000)
                                                                      -------------------------------------

             Net cash provided by operating activities                         74,000            118,000
                                                                      -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                            2,224,000          2,137,000
         Additions to real estate facility                                     (3,000)            (1,000)
                                                                      -------------------------------------

             Net cash provided by investing activities                      2,221,000          2,136,000
                                                                      -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                         (1,799,000)        (4,350,000)
                                                                      -------------------------------------

             Net cash used in financing activities                         (1,799,000)        (4,350,000)
                                                                      -------------------------------------

Net increase (decrease) in cash and cash equivalents                          496,000         (2,096,000)

Cash and cash equivalents at the beginning of the period                    1,741,000         3,727,000
                                                                      -------------------------------------

Cash and cash equivalents at the end of the period                         $2,237,000        $1,631,000
                                                                      =====================================

                             See accompanying notes.
                                        4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

4. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                               Six Months Ended June 30,
                                         -------------------------------------
                                             2002                    2001
                                         -------------           -------------
  Total revenues.....................    $109,789,000             $87,808,000
  Minority interest in income........      16,488,000              13,152,000
  Net income.........................      33,588,000              27,775,000

                              PS PARTNERS IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

         Our net income for the three months ended June 30, 2002 was $931,000 compared to $982,000 for the three months ended June 30, 2001, representing a decrease of $51,000, or 5.2%. The decrease is primarily due to our share of lower property operations at the Mini-Warehouse Properties, partially offset by a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $78,000 compared to $79,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $1,000 or 1.3%. Cost of operations (including management fees) increased by $3,000 or 8.8%, to $37,000 from $34,000 for the three months ended June 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $4,000 or 8.9%, from $45,000 to $41,000 for the three months ended June 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $942,000 in the three months ended June 30, 2002 as compared to $990,000 during the three months ended June 30, 2001, representing a decrease of $48,000 or 4.8%. The decrease is primarily due to our share of lower property operations at the real estate facilities that we have an interest in, partially offset by a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Interest Income
---------------

         Interest income decreased by $4,000 or 8.9%, from $45,000 for the three months ended June 30, 2001 to $41,000 for the three months ended June 30, 2002, due to lower invested cash balances and lower interest rates.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $19,000 for the three months ended June 30, 2001 and 2002, respectively.

Administrative
--------------

         Administrative expense decreased by $5,000 or 6.3%, to $74,000 for the three months ended June 30, 2002 as compared to $79,000 for the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001:

         Our net income for the six months ended June 30, 2002 was $1,983,000 compared to $1,918,000 for the six months ended June 30, 2001, representing an increase of $65,000 or 3.4%. The increase is primarily due to our share ($74,000) of a gain on sale of real estate recorded by PS Business Parks and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, partially offset by our share of lower property operations at the Mini-Warehouse Properties.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $156,000 compared to $159,000 for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $3,000 or 1.9%. Cost of operations (including management fees) increased by $5,000 or 7.5%, to $72,000 from $67,000 for the six months ended June 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $8,000 or 8.7%, from $92,000 to $84,000 for the six months ended June 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,973,000 in the six months ended June 30, 2002 as compared to $1,868,000 during the six months ended June 30, 2001, representing an increase of $105,000 or 5.6%. The increase is primarily due to our share ($74,000) of a gain on sale of real estate recorded by PS Business Parks and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, partially offset by our share of lower property operations at the real estate facilities that we have an interest in.

Interest Income
---------------

         Interest income decreased by $35,000 or 34.7%, from $101,000 for the six months ended June 30, 2001 to $66,000 for the six months ended June 30, 2002, due to lower invested cash balances over the six month period.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased by $1,000 or 2.6%, from $38,000 to $37,000 for the six months ended June 30, 2001 and 2002, respectively.

Administrative
--------------

         Administrative expense decreased by $2,000 or 1.9% to $103,000 for the six months ended June 30, 2002 as compared to $105,000 for the same period in 2001.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001:

         Rental income for the Mini-Warehouse Properties was $3,354,000 compared to $3,478,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $124,000 or 3.6%. The decrease in rental income is primarily attributable to a decrease in average occupancy rates and a reduction in the annual average realized rent per square foot at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.64 compared to $8.82 for the three months ended June 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 87% to 85% for the three months ended June 30, 2001 and 2002, respectively. Cost of operations (including management fees) increased $74,000 or 6.0%, to $1,305,000 from $1,231,000 for the three months ended June 30, 2002 and 2001, respectively. This increase is primarily attributable to higher payroll expense and property tax expense. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $198,000 or 8.8%, from $2,247,000 to $2,049,000 for the three months ended June 30, 2001 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001:

         Rental income for the Mini-Warehouse Properties was $6,743,000 compared to $6,839,000 for the six months ended June 30, 2002 and 2001, respectively, representing a decrease of $96,000 or 1.4%. The decrease in rental income is primarily attributable to decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.84 compared to $8.79 for the six months ended June 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 85% to 84% for the six months ended June 30, 2001 and 2002, respectively. Cost of operations (including management fees) increased by $24,000 or 1.0%, to $2,589,000 from $2,565,000 for the six months ended June 30, 2002 and 2001, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $120,000 or 2.8%, from $4,274,000 to $4,154,000 for the six months ended June 30, 2001 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,298,000 for the six months ended June 30, 2002) has been sufficient to meet all of our current obligations.

         During 2002, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the six months ended June 30, 2002 with respect to this property was $3,000.

         We paid distributions to the limited and general partners totaling $1,602,000 ($12.52 per unit) and $197,000, respectively, during the first six months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      The following Exhibits are included herein:

                  (1)      Certification of CEO and CFO Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            DATED:  August 14, 2002



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