Form 10-Q
period 2002-09-30
PS PARTNERS IV LTD
filed 2002-11-14
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2002
                              ------------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at September 30, 2002
              and December 31, 2001                                            2

         Condensed statements of income for the three
              and nine months ended September 30, 2002 and 2001                3

         Condensed statements of cash flows for the
              nine months ended September 30, 2002 and 2001                    4

         Notes to condensed financial statements                             5-6

         Management's discussion and analysis of financial condition
              and results of operations                                     7-10

         Risk Factors                                                      11-12

         Controls and Procedures                                              12

PART II.  OTHER INFORMATION

         Item 1 - Legal Proceedings                                           13

         (Items 2 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                            13

                              PS PARTNERS IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                   September 30,      December 31,
                                                                                       2002               2001
                                                                                 -----------------------------------
                                                                                   (Unaudited)
                                     ASSETS


Cash and cash equivalents                                                             $1,493,000       $1,741,000

Rent and other receivables                                                                 3,000           55,000

Real estate facility, at cost:
     Land                                                                                101,000          101,000
     Buildings and equipment                                                           1,592,000        1,577,000
                                                                                 -----------------------------------
                                                                                       1,693,000        1,678,000

     Less accumulated depreciation                                                      (918,000)        (862,000)
                                                                                 -----------------------------------
                                                                                         775,000          816,000

Investment in real estate entities                                                    13,962,000       14,364,000

Other assets                                                                              30,000            2,000
                                                                                 -----------------------------------

                                                                                     $16,263,000      $16,978,000
                                                                                 ===================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                        $199,000         $183,000

Advance payments from renters                                                             12,000           10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                                     15,809,000       16,534,000
     General partner's equity                                                            243,000          251,000
                                                                                 -----------------------------------

Total partners' equity                                                                16,052,000       16,785,000
                                                                                 -----------------------------------

                                                                                     $16,263,000      $16,978,000
                                                                                 ===================================

                             See accompanying notes.
                                        2

                              PS PARTNERS IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                       ----------------------------------------------------------------------
                                                             2002              2001             2002             2001
                                                       ----------------------------------------------------------------------

REVENUE:

Rental income                                                 $81,000           $87,000         $237,000         $246,000
Interest and other income                                      42,000            15,000          108,000          116,000
                                                       ----------------------------------------------------------------------
                                                              123,000           102,000          345,000          362,000
                                                       ----------------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             33,000            33,000           95,000           91,000
Management fees                                                 4,000             5,000           14,000           14,000
Depreciation and amortization                                  19,000            19,000           56,000           57,000
Administrative                                                 38,000            34,000          141,000          139,000
                                                       ----------------------------------------------------------------------
                                                               94,000            91,000          306,000          301,000
                                                       ----------------------------------------------------------------------

Income before equity in earnings of real
     estate entities                                           29,000            11,000           39,000           61,000
Equity in earnings of real estate entities                    954,000           931,000        2,927,000        2,799,000
                                                       ----------------------------------------------------------------------

NET INCOME                                                   $983,000          $942,000       $2,966,000       $2,860,000
                                                       ======================================================================

Limited partners' share of net income
     ($20.08 per unit in 2002 and
     $18.06 per unit in 2001)                                                                 $2,570,000       $2,312,000
General partner's share of net income                                                            396,000          548,000
                                                                                          -----------------------------------
                                                                                              $2,966,000       $2,860,000
                                                                                          ===================================

                             See accompanying notes.
                                        3

                              PS PARTNERS IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               -------------------------------------
                                                                                      2002              2001
                                                                               -------------------------------------

Cash flows from operating activities:

     Net income                                                                     $2,966,000         $2,860,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                                  56,000             57,000
         Decrease (increase) in rent and other receivables                              52,000             (4,000)
         Increase in other assets                                                      (28,000)                 -
         Increase in accounts payable                                                   16,000             79,000
         Increase (decrease) in advance payments from renters                            2,000             (5,000)
         Equity in earnings of real estate entities                                 (2,927,000)        (2,799,000)
                                                                               -------------------------------------

             Total adjustments                                                      (2,829,000)        (2,672,000)
                                                                               -------------------------------------

             Net cash provided by operating activities                                 137,000            188,000
                                                                               -------------------------------------

Cash flows from investing activities:

         Distributions from real estate entities                                     3,329,000          3,232,000
         Additions to real estate facility                                             (15,000)            (3,000)
                                                                               -------------------------------------

             Net cash provided by investing activities                               3,314,000          3,229,000
                                                                               -------------------------------------

Cash flows from financing activities:

         Distributions to partners                                                  (3,699,000)        (5,249,000)
                                                                               -------------------------------------

             Net cash used in financing activities                                  (3,699,000)        (5,249,000)
                                                                               -------------------------------------

Net decrease in cash and cash equivalents                                             (248,000)        (1,832,000)

Cash and cash equivalents at the beginning of the period                             1,741,000         3,727,000
                                                                               -------------------------------------

Cash and cash equivalents at the end of the period                                  $1,493,000        $1,895,000
                                                                               =====================================

                            See accompanying notes.
                                       4

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

4. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at September 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at September 30, 2002.

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                           Nine Months Ended September 30,
                                        ------------------------------------
                                            2002                    2001
                                        ------------            ------------

  Total revenues....................    $161,169,000            $135,420,000
  Minority interest in income.......      24,256,000              19,743,000
  Net income........................      49,026,000              42,274,000

                              PS PARTNERS IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


6.       Legal Proceedings

         Henriquez v. Public Storage, Inc. (Filed June 2002).
         ----------------------------------------------------

         The plaintiff in this case is suing Public Storage on behalf of a purported class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. Public Storage does not currently believe that the outcome of this litigation will have a material adverse affect. However, Public Storage cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. Public Storage intends to vigorously contest the claims in this case.

         Salaam, et. Al v. Public Storage (filed February 2000).
         -------------------------------------------------------

         The plaintiffs in this case are suing Public Storage on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

         Public Storage is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of Public Storage.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at September 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

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

ACCRUALS FOR CONTINGENCIES

         The Partnership is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles has not accrued for such potential liabilities because the loss is either not probable or not estimable or because the Partnership is not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which the Partnership is aware of, are described in Note 6 to the Partnership's financial statements.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001:

         Our net income for the three months ended September 30, 2002 was $983,000 compared to $942,000 for the three months ended September 30, 2001, representing an increase of $41,000, or 4.4%. The increase is primarily due to our share ($26,000) of a gain on sale of real estate recorded by PS Business Parks, Inc. and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $81,000 compared to $87,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $6,000 or 6.9%. Cost of operations (including management fees) decreased by $1,000 or 2.6%, to $37,000 from $38,000 for the three months ended September 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $5,000 or 10.2%, from $49,000 to $44,000 for the three months ended September 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $954,000 in the three months ended September 30, 2002 as compared to $931,000 during the three months ended September 30, 2001, representing an increase of $23,000 or 2.5%. The increase is primarily due to our share ($26,000) of a gain on sale of real estate recorded by PS Business Parks, Inc. and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, partially offset by our share of lower property operations at the real estate facilities that we have an interest in.

Interest Income
---------------

         Interest income increased by $27,000, from $15,000 for the three months ended September 30, 2001 to $42,000 for the three months ended September 30, 2002, due to higher invested cash balances.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization remained stable at $19,000 for the three months ended September 30, 2001 and 2002.

Administrative
--------------

         Administrative expense increased by $4,000 or 11.8%, to $38,000 for the three months ended September 30, 2002 as compared to $34,000 for the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001:

         Our net income for the nine months ended September 30, 2002 was $2,966,000 compared to $2,860,000 for the nine months ended September 30, 2001, representing an increase of $106,000 or 3.7%. The increase is primarily due to our share ($100,000) of a gain on sale of real estate recorded by PS Business Parks and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, partially offset by our share of lower property operations at the Mini-Warehouse Properties.

Property Operations
-------------------

         Rental income for our wholly-owned mini-warehouse property was $237,000 compared to $246,000 for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $9,000 or 3.7%. Cost of operations (including management fees) increased by $4,000 or 3.8%, to $109,000 from $105,000 for the nine months ended September 30, 2002 and 2001, respectively. Accordingly, for our wholly-owned mini-warehouse property, property net operating income decreased by $13,000 or 9.2%, from $141,000 to $128,000 for the nine months ended September 30, 2001 and 2002, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $2,927,000 in the nine months ended September 30, 2002 as compared to $2,799,000 during the nine months ended September 30, 2001, representing an increase of $128,000 or 4.6%. The increase is primarily due to our share ($100,000) of a gain on sale of real estate recorded by PS Business Parks and a decrease in depreciation expense allocated to the Partnership with respect to the Joint Venture, partially offset by our share of lower property operations at the real estate facilities that we have an interest in.

Interest Income
---------------

         Interest income decreased by $8,000 or 6.9%, from $116,000 for the nine months ended September 30, 2001 to $108,000 for the nine months ended September 30, 2002, due to lower invested cash balances over the nine month period.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization decreased by $1,000 or 1.8%, from $57,000 to $56,000 for the nine months ended September 30, 2001 and 2002, respectively.

Administrative
--------------

         Administrative expense increased by $2,000 or 1.4% to $141,000 for the nine months ended September 30, 2002 as compared to $139,000 for the same period in 2001.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of our net income is from the our share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate our operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001:

         Rental income for the Mini-Warehouse Properties was $3,412,000 compared to $3,556,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $144,000 or 4.0%. The decrease in rental income is primarily attributable to a decrease in average occupancy rates and a reduction in the annual average realized rent per square foot at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.90 compared to $8.87 for the three months ended September 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 88% to 84% for the three months ended September 30, 2001 and 2002, respectively. Cost of operations (including management fees) decreased $34,000 or 2.3%, to $1,414,000 from $1,448,000 for the three months ended September 30, 2002 and 2001, respectively. This decrease is primarily attributable to higher advertising and promotion, and repairs and maintenance expense. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $110,000 or 5.2%, from $2,108,000 to $1,998,000 for the three months ended September 30, 2001 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001:

         Rental income for the Mini-Warehouse Properties was $10,155,000 compared to $10,395,000 for the nine months ended September 30, 2002 and 2001, respectively, representing a decrease of $240,000 or 2.3%. The decrease in rental income is primarily attributable to decreased average occupancy rates at the Mini-Warehouse Properties. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.86 compared to $8.82 for the nine months ended September 30, 2002 and 2001, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties decreased from 86% to 84% for the nine months ended September 30, 2001 and 2002, respectively. Cost of operations (including management fees) decreased by $10,000 or 0.2%, to $4,003,000 from $4,013,000 for the nine months ended September 30, 2002 and 2001, respectively. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $230,000 or 3.6%, from $6,382,000 to $6,152,000 for the nine months ended September 30, 2001 and 2002, respectively.

Liquidity and Capital Resources
-------------------------------

         We have adequate sources of cash to finance our operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($3,466,000 for the nine months ended September 30, 2002) has been sufficient to meet all of our current obligations.

         During 2002, we do not anticipate incurring significant costs for capital improvements for the Partnership's wholly-owned property. Total capital improvements for the nine months ended September 30, 2002 with respect to this property was $15,000.

         We paid distributions to the limited and general partners totaling $3,295,000 ($25.74 per unit) and $404,000, respectively, during the first nine months of 2002. Included in these distributions is $890,000 ($6.96 per unit) and $10,000 paid to the limited and general partners, respectively, in special distributions. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

CONTROLS AND PROCEDURES
-----------------------

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                           PART II. OTHER INFORMATION

Item 1   Legal Proceedings
         -----------------

         Henriquez v. Public Storage, Inc. (Filed June 2002).
         ----------------------------------------------------

                  The plaintiff in this case is suing Public Storage on behalf of a purported class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. Public Storage does not currently believe that the outcome of this litigation will have a material adverse affect. However, Public Storage cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. Public Storage intends to vigorously contest the claims in this case.

         Salaam, et. Al v. Public Storage (filed February 2000).
         -------------------------------------------------------

                  The plaintiffs in this case are suing Public Storage on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

                  Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

                  Public Storage is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of Public Storage.

Items 2 through 5 are not applicable.

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


                             DATED: November 13, 2002



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

                                                                    Exhibit 99.1


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of PS Partners IV, Ltd. (the "Partnership") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
B. Wayne Hughes, as Chief Executive Officer of Public Storage, Inc. (through November 7, 2002), Ronald L. Havner, Jr., as Chief Executive Officer of Public Storage, Inc. (after November 7, 2002), and John Reyes, as Chief Financial Officer of Public Storage, Inc., each hereby certifies, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/  B. Wayne Hughes
--------------------------------------
Name:  B. Wayne Hughes
Title: Chief Executive Officer of Public Storage, Inc.
       (through November 7, 2002), Corporate General Partner
Date:  November 13, 2002

/s/  Ronald L. Havner, Jr.
--------------------------------------
Name:  Ronald L. Havner, Jr.
Title: Chief Executive Officer of Public Storage, Inc. (after November 7, 2002),
       Corporate General Partner
Date:  November 13, 2002

/s/  John Reyes
--------------------------------------
Name:  John Reyes
Title: Chief Financial Officer of Public Storage, Inc.,
       Corporate General Partner
Date:  November 13, 2002


This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 99.2


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, B. Wayne Hughes, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of PS Partners IV, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  B. Wayne Hughes
--------------------------------------
Name:  B. Wayne Hughes
Title: Chief Executive Officer of Public Storage, Inc.
       (through November 7, 2002), Corporate General Partner
Date:  November 13, 2002

                                                                    Exhibit 99.3


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald L. Havner, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of PS Partners IV, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Ronald L. Havner, Jr.
--------------------------------------
Name:  Ronald L. Havner, Jr.
Title: Chief Executive Officer of Public Storage, Inc. (after November 7, 2002),
       Corporate General Partner
Date:  November 13, 2002

                                                                    Exhibit 99.4


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John Reyes, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of PS Partners IV, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  John Reyes
--------------------------------------
Name:  John Reyes
Title: Chief Financial Officer of Public Storage, Inc.,
       Corporate General Partner
Date:  November 13, 2002