Form 10-K/A
period 2001-12-31
PS PARTNERS IV LTD
filed 2003-02-13
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                      to
                               --------------------    --------------------

Commission File Number 0-14475
                       -------

                               PS PARTNERS IV, LTD
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

                                     PART I

ITEM 1.  Business.
         ---------

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

General
-------

         PS Partners IV, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act. Commencing in December 1984, 128,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in July 1985.

         The Partnership has reported annually to the Securities and Exchange Commission on Form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the Securities and Exchange Commission on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of the Joint Venture which owns 32 of the Partnership's 33 properties and 599,340 operating partnership units in PSBPLP, (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 2002, PSI owned approximately 58.7% of the Partnership's limited partnership units, and (iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

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

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, PSI holds a majority of the limited partnership units, and as a result, the General Partners could change these policies through PSI's vote.

         o Our investments consists of (i) a wholly-owned self-storage facility and (ii) an interest in the Joint Venture which owns 32 self storage facilities and 599,340 operating partnership units in PSBPLP. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "mini-warehouses" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         o There is no limitation on the amount or percentage of assets which can be invested in any specific person.

         o The Partnership does not anticipate borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.

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

         The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

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

Federal Income Tax
------------------

         PS Partners IV, Ltd. is treated as a partnership for federal income tax purposes with the taxable income of the entity allocated to each partners in accordance with the partnership agreement.

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

ITEM 1A. Risk Factors.
         -------------

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

         o    potential terrorists attacks;

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

ITEM 2.  Properties.
         -----------

         The following table sets forth information as of December 31, 2001, about the properties that the Partnership has an interest in:

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------------          -------------          ------           -------------            ------------
ARIZONA
Scottsdale                                44,300               555             07/12/85                  50.9%
   70th St.

CALIFORNIA
Milpitas                                  54,700               658             12/24/85                  50.0
   Pecten Ct.
N. Hollywood                              28,900               469             06/07/85                  50.0
   Raymer St.
N. Hollywood                              50,000               816             10/04/85                  50.0
   Whitsett Ave.
Pleasanton                                71,700               580             12/17/85                  50.0
   Santa Rita Rd.
San Diego                                 50,900               644             07/11/85                  50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                                  47,000               430             10/17/85                  50.0
   Roberts St.

INDIANA
Ft. Wayne                                 58,800               430             07/06/88                 100.0
   Illinois Rd.
Indianapolis                              59,200               495             10/31/85                  50.0
   Elmwood
Indianapolis                              59,100               530             10/31/85                  50.0
   Pike Plaza Rd.

KANSAS
Wichita                                   44,200               338             10/09/85                  49.9
   Carey Lane
Wichita                                   64,400               452             10/09/85                  49.9
   E. Harry
Wichita                                   41,500               294             10/09/85                  49.9
   E. Kellogg
Wichita                                   46,800               383             10/09/85                  49.9%
   E. MacArthur
Wichita                                  107,700               799             10/09/85                  49.9
   S. Rock Road
Wichita                                   63,600               537             10/09/85                  49.9
   S. Tyler Rd.
Wichita                                   56,000               404             10/09/85                  49.9
   S. Woodlawn
Wichita                                   52,900               449             10/09/85                  49.9
   W. Maple

                                       8

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
---------------------------          -------------          ------           -------------            ------------
KENTUCKY
Florence                                  53,700               442             04/30/85                  50.0
   Tanner Lane

MISSOURI
Joplin                                    56,500               437             10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                                61,600               534             05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                                   41,000               450             07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                                52,800               484             04/30/85                  50.0
   Colerain Ave.
Cincinnati                                50,500               456             04/30/85                  50.0
   E. Kemper
Columbus                                  63,000               459             10/04/85                  50.0
   Ambleside Dr.
Columbus                                  56,900               400             09/25/85                  50.0
   Sinclair Rd.
Perrysburg                                62,900               488             10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                                 50,600               478             05/17/85                  49.8
   McLoughlin II
Portland                                  35,100               440             10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                              50,100               427             09/12/85                  50.0
   Tacony St.

TEXAS
Austin                                    66,700               847             04/18/85                  50.0
   S. First St.

WASHINGTON
Tacoma                                    47,400               521             05/23/85                  50.0%
   Phillips Rd. S.W.

WISCONSIN
Madison                                   71,500               394             09/18/85                  50.0
   Copps Avenue

                                       9

         The weighted average occupancy level for the Mini-Warehouse Properties was 86% in 2001 and 88% in 2000. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.88 in 2001 compared to $8.27 in 2000.

         There are no mortgages or other encumbrances of any of the Properties.

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

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

ITEM 6.  Selected Financial Data.
         ------------------------

                                                                   For the Years Ended December 31,
                                              --------------------------------------------------------------------------
                                                 2001            2000            1999           1998            1997
                                              ------------   ------------    ------------    ------------   ------------
                                                                 (In thousands, except per Unit data)

Total Revenues                                 $      504     $      527      $      410      $      433     $      306

Equity in earnings of real estate entities          3,765          3,262           2,920           2,608          1,950

Depreciation and amortization                          76             70              69              66             62

Net income                                          3,902          3,418           2,974           2,696          1,924

   Limited partners' share                          3,254          3,127           2,434           2,471          1,707

   General partners' share                            648            291             540             225            217

Limited partners'
   per unit data (a)

   Net income                                      $25.42         $24.43          $19.02          $19.30         $13.34

   Cash distributions (b)                          $42.80         $18.10          $35.84          $13.92         $13.92

As of December 31,
------------------
Cash and cash  equivalents                     $    1,741     $    3,727      $    2,337      $    3,414     $    1,293

Total assets                                   $   16,979     $   19,181      $   18,404      $   20,524     $   19,853


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

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors described in Item 1A, "Risk Factors", include the impact of competition from new and existing storage and commercial facilities which could impact rents and occupancy levels at the Partnership's facilities; the Partnership's ability to evaluate, finance, and integrate acquired and developed properties into the Partnership's existing operations; the Partnership's ability to effectively compete in the markets in which it does business; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts and the impact of general economic conditions upon rental rates and occupancy levels at the Partnership's facilities.

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

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $6,000, or 8.6%, from $70,000 in 2000 to $76,000 during 2001.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $3,418,000 in 2000 compared to $2,974,000 in 1999, representing an increase of $444,000, or 14.9%. The increase is due primarily to the Partnership's share of increased operating results of PSBPLP and a decrease in depreciation allocated to the Partnership with respect to the joint venture, offset partially by the Partnership's share of a decrease in property net operating income of the Mini-Warehouse Properties.

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

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2001 and prior years were as follows:

                                   Total                     Per Unit
                            -------------------         -------------------
          2001                 $6,149,000                     $42.80
          2000                  2,600,000                      18.10
          1999                  5,150,000                      35.84
          1998                  2,000,000                      13.92
          1997                  2,000,000                      13.92
          1996                  2,999,000                      20.88
          1995                  4,899,000                      34.10
          1994                  2,816,000                      19.60
          1993                  2,442,000                      17.00
          1992                  2,968,000                      20.66
          1991                  3,607,000                      25.11
          1990                  3,144,000                      21.89
          1989                  3,097,000                      21.56
          1988                  3,769,000                      26.23
          1987                  3,770,000                      26.23
          1986                  3,593,000                      25.00

         The Partnership, in prior years, made regular distributions based on estimated cash available for distribution (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves). The General Partners would periodically make special distributions if cash available for distribution exceeded its original estimates or if it adjusted the Partnership's cash reserve levels. The General Partners distributed, concurrent with the regular distribution for the second quarter of 2001, a special distribution of $18.45 per Unit. Future distribution levels will be based on the General Partners' estimate of on-going cash flow available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves). The Partnership does not anticipate any material changes in its reserve requirements for capital improvements or other items.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                                   Positions with PSI
--------------------           -------------------------------------------------
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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a) At March 15, 2002, PSI beneficially owned more than 5% or more of the Units of the Partnership:

     Title                                          Amount of            Percent
      of                Name and Address of         Beneficial             of
     Class               Beneficial Owner           Ownership             Class
----------------     -----------------------     ----------------       --------
Units of Limited     Public Storage, Inc.
Partnership          701 Western Avenue
Interest             Glendale, CA  91201 (1)     75,149 Units (1)         58.7%

----------

(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

         The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

         (b) The Partnership has no officers and directors. The General Partners of the Partnership are PSI and B. Wayne Hughes, the Chairman of PSI. These general partners have the powers and duties of a general partner, such as management, conduct and operation of the Partnership as denoted in the Partnership agreement. In addition, they have the liabilities associated with being a general partner of the Partnership.

         The General Partners have contributed $646,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution (approximately $517,000 was contributed by PSI and approximately $129,000 was contributed by Mr. Hughes). In addition, the General Partners' interest includes additional distribution rights as outlined in Item 13. Certain Relationships and Related Transactions. In 1993, Mr. Hughes sold his ownership and rights to distributions from the Partnership to Public Storage. As such, Mr. Hughes continues to act as a general partner but receives no compensation or other consideration from the Partnership. Mr. Hughes has no other interests in the Partnership.

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

         During 2001, approximately $615,000 was paid to PSI with respect to items 1, 2, and 3 above. Mr. Hughes was paid no amounts with respect to items 1, 2, and 3 and receives no compensation as general partner because PSI has acquired Mr. Hughes' ownership and distribution rights in the Partnership. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership and Joint Venture would no longer have the right to use the service marks ad related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2001, the Partnership and the Joint Venture paid fees of $838,000 to PSI pursuant to the Management Agreement.

         The Partnership and PSI have joint ownership in SEI/PSP IV Joint Ventures, which owns 32 of the 33 properties that the Partnership has an interest in, as well as 599,340 operating partnership units in PSBPLP.

         Pursuant to a Participation Agreement among PSI and the Partnership, the Partnership manages SEI/PSP Partners IV Joint Ventures although PSI may compel the sale of a property owned by the Joint Venture and each has a right of first refusal to acquire the other's interest in the event of a proposed sale of a property owned by the Joint Venture.

         Through 1996, the Joint Venture business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other affiliated entities transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange. As of December 31, 2001, the Joint Venture owned approximately 2%, PSI and its subsidiaries (excluding the Partnership) owned approximately 42% and Mr. Hughes and his family owned less than 1% of the outstanding common partnership interests of PSBPLP, respectively.

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

                                PS PARTNERS IV, LTD.
Dated:  February 12, 2003       By:  Public Storage, Inc., General Partner

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

                Signature                                        Capacity                                    Date
------------------------------------        -----------------------------------------------------     -------------------
/s/ B. Wayne Hughes                         Chairman of the Board and Chief Executive                  February 12, 2003
------------------------------------        Officer (through November 7, 2002) of Public
B. Wayne Hughes                             Storage, Inc. and General Partner


/s/ Ronald L. Havner, Jr.                   Vice Chairman of the Board and Chief Executive             February 12, 2003
------------------------------------        Officer (after November 7, 2002) of Public
Ronald L. Havner, Jr.                       Storage, Inc.


/s/ Harvey Lenkin                           President and Director                                     February 12, 2003
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                         February 12, 2003
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                February 12, 2003
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer          February 12, 2003
------------------------------------        of Public Storage, Inc. (principal financial officer
John Reyes                                  and principal accounting officer)


/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                           February 12, 2003
------------------------------------
Robert J. Abernethy

                                            Director of Public Storage, Inc.
------------------------------------
Dann V. Angeloff

                                            Director of Public Storage, Inc.
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                           February 12, 2003
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                           February 12, 2003
------------------------------------
Daniel C. Staton

                                       22

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
                                                                                  =======================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                     2001                 2000                 1999
                                                              --------------------------------------------------------------

REVENUE:

Rental income                                                     $      327,000      $      319,000       $      306,000
Interest income                                                          177,000             208,000              104,000
                                                              --------------------------------------------------------------
                                                                         504,000             527,000              410,000
                                                              --------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                       117,000             117,000              126,000
Management fees                                                           20,000              20,000               18,000
Depreciation and amortization                                             76,000              70,000               69,000
Administrative                                                           154,000             164,000              143,000
                                                              --------------------------------------------------------------
                                                                         367,000             371,000              356,000
                                                              --------------------------------------------------------------

Income before equity in earnings of real estate entities                 137,000             156,000               54,000
Equity in earnings of real estate entities                             3,765,000           3,262,000            2,920,000

NET INCOME                                                        $    3,902,000      $    3,418,000       $    2,974,000
                                                              ==============================================================

Limited partners' share of net income
     ($25.42, $24.43 and $19.02 per unit in
     2001, 2000 and 1999, respectively)                           $    3,254,000      $    3,127,000       $    2,434,000
General partners' share of net income                                    648,000             291,000              540,000
                                                              --------------------------------------------------------------

                                                                   $   3,902,000       $   3,418,000        $   2,974,000
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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  Accounting for business combinations

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no impact on Partnership's financial statements.

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

1.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

3.       Investment in Real Estate Entities (Continued)
         ----------------------------------------------

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                    2001                 2000
                                             ---------------      --------------
For the year ended December 31,
    Total revenues                           $   185,088,000      $  164,687,000
    Minority interest in income                   27,489,000          26,741,000
    Net income                                    56,686,000          57,573,000

At December 31,
    Total assets, net of accumulated
        depreciation                         $ 1,223,031,000      $  984,840,000
    Total liabilities                            211,346,000          61,024,000
    Total minority interest                      359,891,000         306,478,000
    Total equity                                 651,794,000         617,338,000

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

4.       General Partners' Equity
         ------------------------

                  PSI and Hughes are general partners of the Partnership. In 1993, Hughes sold his ownership in and rights to distributions from the Partnership to PSI. As such, Hughes continues to act as a general partner but receives no compensation, distributions or other consideration from the Partnership. Hughes has no other interest in the Partnership.

                  As such, PSI has a 1% interest in the Partnership with respect to the General Partners' contributed capital and an additional 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

                  Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, PSI has a 15% interest in remaining proceeds.

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

8.       Supplementary Quarterly Financial Data (Unaudited)
         --------------------------------------------------

                                                             Three Months Ended
                              -------------------------------------------------------------------------------
                               March 31, 2001     June 30, 2001     September 30, 2001      December 31, 2001
                              ----------------   ----------------   ------------------      -----------------
Rental Income                  $       80,000     $       79,000      $        87,000        $        81,000
Cost of Operations             $       33,000     $       34,000      $        38,000        $        32,000
Net Income                     $      936,000     $      982,000      $       942,000        $     1,042,000
Net Income Per Unit            $         6.62     $         4.85      $          6.59        $          7.36


                                                             Three Months Ended
                              -------------------------------------------------------------------------------
                              March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                              ----------------   ----------------   ------------------      -----------------
Rental Income                  $       77,000     $       81,000      $        83,000        $        78,000
Cost of Operations             $       33,000     $       34,000      $        36,000        $        34,000
Net Income                     $      754,000     $      813,000      $       900,000        $       951,000
Net Income Per Unit            $         5.45     $         5.89      $          6.35        $          6.74

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
                                                                                   ======================================

                            See accompanying notes.
                                      F-15

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                                         2001              2000              1999
                                                                   ------------------------------------------------------

REVENUE:

Rental income                                                       $    13,594,000   $    12,864,000   $    12,824,000

COSTS AND EXPENSES:

Cost of operations                                                        4,485,000         4,406,000         4,162,000
Management fees                                                             818,000           773,000           771,000
Depreciation and amortization                                             2,578,000         2,482,000         2,512,000
                                                                   ------------------------------------------------------
                                                                          7,881,000         7,661,000         7,445,000
                                                                   ------------------------------------------------------

Income before equity in earnings of real estate entity                    5,713,000         5,203,000         5,379,000
Equity in earnings of real estate entity                                  1,103,000         1,189,000           970,000

NET INCOME                                                          $     6,816,000   $     6,392,000   $     6,349,000
                                                                   ======================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                              $     3,765,000   $     3,262,000   $     2,920,000
          Public Storage Inc.'s share                                     3,051,000         3,130,000         3,429,000
                                                                   ------------------------------------------------------
                                                                    $     6,816,000   $     6,392,000   $     6,349,000
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

                             See accompanying note.
                                      F-18

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

2.       Summary of Significant Accounting Policies and Partnership Matters
         ------------------------------------------------------------------
         (Continued)
         -----------

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

4.       Investment in real estate entity
         --------------------------------

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

5.       Related Party Transactions
         --------------------------

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $818,000 $773,000 and $771,000, respectively, pursuant to this management agreement.

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

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                       Costs
                                                           Initial Cost              subssequent
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

                                      F-24

                                                                                       Costs
                                                           Initial Cost              subssequent
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