Form 10-K
period 2002-12-31
PS PARTNERS IV LTD
filed 2003-03-31
CIK 748901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number 0-14475
                       -------


                               PS PARTNERS IV, LTD
                               -------------------
             (Exact name of registrant as specified in its charter)

        California                                          95-3931619
        ----------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

      701 Western Avenue
     Glendale, California                                   91201-2394
     --------------------                                   ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I

ITEM 1.  Business.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         The Partnership's general partners (the "General Partners") are PSI and
B. Wayne Hughes ("Hughes"). Hughes is the chairman of the board, was chief executive officer of PSI through November 7, 2002, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of the Joint Venture which owns 32 of the Partnership's 33 properties and 599,340 operating partnership units in PSBPLP, (ii) PSI is a co-general partner along with Hughes, who is chairman of the board, and was chief executive officer of PSI through November 7, 2002, (iii) as of December 31, 2002, PSI owned approximately 58.7% of the Partnership's limited partnership units, and
(iv) PSI is the operator of the 33 properties in which the Partnership has an interest (these 33 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Partnership Reorganization
--------------------------

         On December 18, 2002, the Partnership entered into an Agreement and Plan of Reorganization with Public Storage, Inc. (NYSE:PSA). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public will be converted into the right to receive a value of $442 in PSA common stock or, at the limited partner's election, in cash. The transaction is expected to close in the second quarter of 2003.

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

         * Our investments consists of (i) a wholly-owned self-storage facility and (ii) an interest in the Joint Venture which owns 32 self storage facilities and 599,340 operating partnership units in PSBPLP. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "mini-warehouses" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         * There is no limitation on the amount or percentage of assets which can be invested in any specific person.

         * The Partnership does not anticipate borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.

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

         Economies of scale: PSI is the largest provider of mini-warehouse space in the industry. As of December 31, 2002, PSI operated 1,433 mini-warehouse facilities (including 30 managed for third parties) in 37 states and had over 661,000 spaces rented. The size and scope of PSI's operations have enabled it to achieve a consistently high level of profit margins and low level of administrative costs relative to revenues.

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

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

         *    lack of demand for rental spaces or units in a locale;

         *    changes in general economic or local conditions;

         * changes in supply of or demand for similar or competing facilities in an area;

         *    potential terrorists attacks;

         *    the impact of environmental protection laws;

         * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         *    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 94% of our rental revenue during 2002. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

ITEM 2.  Properties.

         The following table sets forth information as of December 31, 2002, about the properties that the Partnership has an interest in:

                                          Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
--------                              -----------           ------            -----------              ----------

ARIZONA
Scottsdale                                44,300               555             07/12/85                  50.9%
   70th St.

CALIFORNIA
Milpitas                                  54,900               655             12/24/85                  50.0
   Pecten Ct.
N. Hollywood                              28,900               469             06/07/85                  50.0
   Raymer St.
N. Hollywood                              50,000               816             10/04/85                  50.0
   Whitsett Ave.
Pleasanton                                71,700               577             12/17/85                  50.0
   Santa Rita Rd.
San Diego                                 50,900               644             07/11/85                  50.0
   Kearny Mesa Rd.

CONNECTICUT
Hartford                                  47,000               430             10/17/85                  50.0
   Roberts St.

INDIANA
Ft. Wayne                                 58,800               430             07/06/88                 100.0
   Illinois Rd.
Indianapolis                              59,200               492             10/31/85                  50.0
   Elmwood
Indianapolis                              59,100               525             10/31/85                  50.0
   Pike Plaza Rd.

KANSAS
Wichita                                   44,200               340             10/09/85                  49.9
   Carey Lane
Wichita                                   64,400               452             10/09/85                  49.9
   E. Harry
Wichita                                   41,400               294             10/09/85                  49.9
   E. Kellogg
Wichita                                   46,800               383             10/09/85                  49.9
   E. MacArthur
Wichita                                  107,500               799             10/09/85                  49.9
   S. Rock Road
Wichita                                   63,600               537             10/09/85                  49.9
   S. Tyler Rd.
Wichita                                   56,000               404             10/09/85                  49.9
   S. Woodlawn
Wichita                                   52,500               425             10/09/85                  49.9
   W. Maple

                                         Net               Number
                                        Rentable              of                Date of                Ownership
Location                              Square Feet           Spaces            Acquisition              Percentage
--------                              -----------           ------            -----------              ----------

KENTUCKY
Florence                                  53,700               395             04/30/85                  50.0%
   Tanner Lane

MISSOURI
Joplin                                    56,500               437             10/09/85                  49.9
   S. Range Line

NEW HAMPSHIRE
Manchester                                61,600               534             05/20/85                  50.0
   S. Willow II

NORTH CAROLINA
Concord                                   41,000               444             07/26/85                  50.0
   Highway 29

OHIO
Cincinnati                                52,800               482             04/30/85                  50.0
   Colerain Ave.
Cincinnati                                50,500               456             04/30/85                  50.0
   E. Kemper
Columbus                                  63,000               452             10/04/85                  50.0
   Ambleside Dr.
Columbus                                  56,900               393             09/25/85                  50.0
   Sinclair Rd.
Perrysburg                                62,900               488             10/29/85                  50.0
   Helen Drive

OREGON
Milwaukie                                 50,600               478             05/17/85                  49.8
   McLoughlin II
Portland                                  35,100               440             10/02/85                  50.0
   SE 82nd St.

PENNSYLVANIA
Philadelphia                              50,100               427             09/12/85                  50.0
   Tacony St.

TEXAS
Austin                                    66,700               847             04/18/85                  50.0
   S. First St.

WASHINGTON
Tacoma                                    47,400               521             05/23/85                  50.0%
   Phillips Rd. S.W.

WISCONSIN
Madison                                   71,500               395             09/18/85                  50.0
   Copps Avenue

         The weighted average occupancy level for the Mini-Warehouse Properties was 84% in 2002 and 86% in 2001. The annual average realized rent per square foot for the Mini-Warehouse Properties was $8.85 in 2002 compared to $8.88 in 2001.

         There are no mortgages or other encumbrances of any of the Properties.

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.  Legal Proceedings.

         Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
         ------------------------------------------------------------

                  The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                  The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

         Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January,
         -----------------------------------------------------------------------
         2003)
         -----
                  The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

         Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2002, there were approximately 2,361 record holders of Units.

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

         On December 18, 2002, the Partnership entered into an Agreement and Plan of Reorganization with Public Storage, Inc. (NYSE:PSA). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public will be converted into the right to receive a value of $442 in PSA common stock or, at the limited partner's election, in cash. The transaction is expected to close in the second quarter of 2003.

ITEM 6.  Selected Financial Data.

                                                                   For the Years Ended December 31,
                                              -----------------------------------------------------------------------------
                                                 2002            2001            2000           1999            1998
                                              -------------   -------------   -------------   -------------   -------------
                                                                 (In thousands, except per Unit data)

Total Revenues                                 $      465     $      504      $      527      $      410     $      433

Equity in earnings of real estate entities          3,774          3,765           3,262           2,920          2,608

Depreciation and amortization                          75             76              70              69             66

Net income                                          3,876          3,902           3,418           2,974          2,696

   Limited partners' share                          3,382          3,254           3,127           2,434          2,471

   General partners' share                            494            648             291             540            225

Limited partners'
   per unit data (a)

   Net income                                      $26.42         $25.42          $24.43          $19.02         $19.30

   Cash distributions (b)                          $32.00         $42.80          $18.10          $35.84         $13.92

As of December 31,
------------------
Cash and cash  equivalents                     $    1,446     $    1,741      $    3,727      $    2,337     $    3,414

Total assets                                   $   16,297     $   16,978      $   19,181      $   18,404     $   20,524

(a) Limited partners' per unit data is based on the weighted average number of units outstanding (128,000) during the year.

(b) The General Partners distributed, concurrent with the distributions for the first quarter of 1999, a portion of the Partnership's operating reserve estimated to be $21.92 per Unit. The General Partners distributed, concurrent with the distribution for the second quarter of 2001, a portion of the operating reserve estimated to be $18.45 per Unit. The General Partner distributed, concurrent with the distribution for the third quarter of 2002, a portion of the operating reserve estimated to be $6.96 per Unit.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at December 31, 2002. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 9 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income was $3,876,000 in 2002 compared to $3,902,000 in 2001, representing a decrease of $26,000, or 0.7%. The decrease is due primarily to the Partnership's share of decreased results in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         Property Operations: Rental income for the Partnership's wholly-owned mini-warehouse property was $320,000 in 2002 compared to $327,000 in 2001, representing a decrease of $7,000, or 2.1%. Cost of operations (including management fees) was $143,000 for 2002 as compared to $137,000 for 2001, representing a decrease of $6,000 or 4.4%. Accordingly, for the Partnership's wholly-owned mini-warehouse property, property net operating income decreased by $13,000, or 6.8%, from $190,000 in 2001 to $177,000 in 2002.

         Equity in earnings of real estate entities: Equity in earnings of real estate entities was $3,774,000 in 2002 as compared to $3,765,000 during 2001, representing an increase of $9,000, or 0.2%.

         Depreciation and amortization: Depreciation and amortization decreased $1,000, or 1.3%, from $76,000 in 2001 to $75,000 during 2002.

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $3,902,000 in 2001 compared to $3,418,000 in 2000, representing an increase of $484,000, or 12.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties") and a decrease in depreciation allocated to the Partnership with respect to the joint venture.

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

Supplemental Property Data
--------------------------

         During 2002 and 2001, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         Year ended December 31, 2002 compared to the year ended December 31, 2001: Rental income for the Mini-Warehouse Properties was $13,457,000 in 2002 compared to $13,921,000 during 2001, representing a decrease of $464,000, or 3.3%. The decrease in rental income was primarily attributable to decreased occupancy at the Partnership's Mini-Warehouse Properties. The annual average realized rent per square foot was $8.85 in 2002 compared to $8.88 in 2001. The weighted average occupancy level was 86% in 2001 and 84% in 2002. Cost of operations (including management fees) decreased $5,000, or 0.1%, to $5,435,000 during 2002 from $5,440,000 in 2001. This decrease was primarily attributable to a decrease in advertising expense. Accordingly, for the Mini-Warehouse Properties, property net operating income decreased by $459,000, or 5.4%, from $8,481,000 in 2001 to $8,022,000 during 2002.

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

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations and distributions from Real Estate Entities, combined with cash on-hand at December 31, 2002 totaling $1,446,000.

                  Cash flows from operating activities and distributions from Real Estate Entities (totaling $4,320,000 for the year ended December 31, 2002) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned property were $17,000, $5,000 and $35,000 in 2002, 2001 and 2000, respectively.

         Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 2002 and prior years were as follows:

                                   Total                     Per Unit
                              --------------               ------------
          2002                 $4,598,000                     $32.00
          2001                  6,149,000                      42.80
          2000                  2,600,000                      18.10
          1999                  5,150,000                      35.84
          1998                  2,000,000                      13.92
          1997                  2,000,000                      13.92
          1996                  2,999,000                      20.88
          1995                  4,899,000                      34.10
          1994                  2,816,000                      19.60
          1993                  2,442,000                      17.00
          1992                  2,968,000                      20.66
          1991                  3,607,000                      25.11
          1990                  3,144,000                      21.89
          1989                  3,097,000                      21.56
          1988                  3,769,000                      26.23
          1987                  3,770,000                      26.23
          1986                  3,593,000                      25.00

         The Partnership, in prior years, made regular distributions based on estimated cash available for distribution (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves). The General Partners would periodically make special distributions if cash available for distribution exceeded its original estimates or if it adjusted the Partnership's cash reserve levels. The General Partners distributed, concurrent with the regular distribution for the third quarter of 2002, a special distribution of $6.96 per Unit. Future distribution levels will be based on the General Partners' estimate of on-going cash flow available for distributions (cash flows from operations and distributions from Real Estate Entities less capital improvements and necessary cash reserves). The Partnership does not anticipate any material changes in its reserve requirements for capital improvements or other items.

ITEM 7A. Quantitative and Qualitative Disclosures about  Market Risk.

         None.

ITEM 8.  Financial Statements and Supplementary Data.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                          Positions with PSI
----------------------        --------------------------------------------------
B. Wayne Hughes               Chief Executive Officer (through November 7, 2002)
                                and Chairman of the Board
Ronald L. Havner, Jr.         Chief Executive Officer (after November 7, 2002)
                                and Vice Chairman of the Board
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Director
John Reyes                    Senior Vice President and Chief Financial Officer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 69, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 45, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 66, has been employed by PSI for 25 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 60, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 43 became director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         John Reyes, age 42, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Robert J. Abernethy, age 63, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 67, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 69, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 55, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 54, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 50, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) At March 10, 2003, PSI beneficially owned more than 5% or more of the Units of the Partnership:

          Title                                                                        Amount of              Percent
           of                              Name and Address of                         Beneficial               of
          Class                             Beneficial Owner                           Ownership               Class
----------------------     -----------------------------------------------         -----------------          -------
Units of Limited           Public Storage, Inc.
Partnership                701 Western Avenue
Interest                   Glendale, CA  91201 (1)                                  75,149 Units (1)           58.7%

------------
(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

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

         The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement relating to the ownership of the properties, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 2002, PSI has the right to require the Partnership to sell all of the Joint Venture's properties on these terms.

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

         During 2002, approximately $460,000 was paid to PSI with respect to items 1, 2, and 3 above. Mr. Hughes was paid no amounts with respect to items 1, 2, and 3 and receives no compensation as general partner because PSI has acquired Mr. Hughes' ownership and distribution rights in the Partnership. The Partnership owns interests in 33 properties (which exclude the properties transferred to PSBPLP in January 1997); 32 of such properties are held in a general partnership comprised of the Partnership and PSI.

                  The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership and the Joint Venture. For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership and Joint Venture would no longer have the right to use the service marks ad related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2002, the Partnership and the Joint Venture paid fees of $805,000 to PSI pursuant to the Management Agreement.

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

         Through 1996, the Joint Venture business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other affiliated entities transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange. As of December 31, 2002, the Joint Venture owned approximately 2%, PSI and its subsidiaries (excluding the Partnership) owned approximately 42% and Mr. Hughes and his family owned less than 1% of the outstanding common partnership interests of PSBPLP, respectively.

         In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

ITEM 14. Controls and Procedures

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      List of Documents filed as part of the Report.

         1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

         2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules.

         3.   Exhibits: See Exhibit Index contained herein.

         4. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

                  The Partnership filed a Current Report on from 8-K dated December 18, 2002 (filed December 20, 2002), pursuant to Item 5, in connection with an Agreement and Plan of Reorganization by and among Public Storage, Inc. ("PSI"), PS Partners IV Merger Co., Inc, and the Partnership.

(c)      Exhibits:  See Exhibit Index contained herein.

                              PS PARTNERS IV, LTD.
                                INDEX TO EXHIBITS
                                  (Item 15(c))


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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PS PARTNERS IV, LTD.
Dated:   March 28, 2003         By: Public Storage, Inc., General Partner

                                    By: /s/ B. Wayne Hughes
                                       --------------------
                                       B. Wayne Hughes, Chairman of the Board

                                By: /s/ B. Wayne Hughes
                                    -------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                Signature                                        Capacity                                    Date
-------------------------------------       ---------------------------------------------------         ----------------

/s/ B. Wayne Hughes                         Chairman of the Board of Public Storage, Inc. and           March 28, 2003
------------------------------------        General Partner
B. Wayne Hughes

/s/ Ronald L. Havner, Jr.                   Vice Chairman of the Board and Chief Executive              March 28, 2003
------------------------------------        Officer of Public Storage, Inc.
Ronald L. Havner, Jr.

/s/ Harvey Lenkin                           President and Director                                      March 28, 2003
------------------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                          Senior Vice President and Director                          March 28, 2003
------------------------------------        of Public Storage, Inc.
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                    Vice President and Director                                 March 28, 2003
------------------------------------        of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                              Senior Vice President and Chief Financial Officer           March 28, 2003
------------------------------------        of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                            March 28, 2003
------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                        Director of Public Storage, Inc.                            March 28, 2003
------------------------------------
Dann V. Angeloff

/s/ William C. Baker                        Director of Public Storage, Inc.                            March 28, 2003
------------------------------------
William C. Baker

                                            Director of Public Storage, Inc.
------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                            March 28, 2003
------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                            March 28, 2003
------------------------------------
Daniel C. Staton

                              PS PARTNERS IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 15 (a))

                                                                                                          Page
                                                                                                       References
                                                                                                       ----------
PS PARTNERS IV, LTD.
     Report of Independent Auditors                                                                        F-1
     Financial Statements and Schedule:
       Balance  Sheets as of December  31, 2002 and 2001 F-2 For the years ended
       December 31, 2002, 2001 and 2000:
          Statements of Income                                                                             F-3
          Statements of Partners' Equity                                                                   F-4
          Statements of Cash Flows                                                                         F-5
       Notes to Financial Statements                                                                   F-6 - F-12
     Schedule
          Schedule III - Real Estate and Accumulated Depreciation                                      F-13 - F-14

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

     PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and
     Exchange Commission and its filings can be accessed through the Securities and Exchange
     Commission.
     SEI/PSP IV JOINT VENTURES
         Report of Independent Auditors                                                                   F-15
         Financial Statements:
         Balance Sheets as of December 31, 2002 and 2001                                                  F-16
           For the years ended December 31, 2002, 2001 and 2000:
              Statements of Income                                                                        F-17
              Statements of Partners' Equity                                                              F-18
              Statements of Cash Flows                                                                    F-19
         Notes to Financial Statements                                                                 F-20 - F-24
         Schedule
              Schedule III - Real Estate and Accumulated Depreciation                                  F-25 - F-27

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners IV, Ltd.

We have audited the balance sheets of PS Partners IV, Ltd. (the "Partnership") as of December 31, 2002 and 2001 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners IV, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 19, 2003
Los Angeles, CA

                              PS PARTNERS IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                               2002                2001
                                                                        ---------------------------------------

                                     ASSETS


Cash and cash equivalents                                                  $     1,446,000     $     1,741,000

Rent and other receivables                                                          62,000              55,000

Real estate facility, at cost:
     Land                                                                          101,000             101,000
     Buildings and equipment                                                     1,594,000           1,577,000
                                                                        ---------------------------------------
                                                                                 1,695,000           1,678,000

     Less accumulated depreciation                                                (937,000)           (862,000)
                                                                        ---------------------------------------
                                                                                   758,000             816,000

Investment in real estate entities                                              14,002,000          14,364,000

Other assets                                                                        29,000               2,000

                                                                        ---------------------------------------
                                                                           $    16,297,000     $    16,978,000
                                                                        =======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                           $       219,000     $       183,000

Advance payments from renters                                                       15,000              10,000

Partners' equity:
     Limited partners' equity, $500 per unit, 128,000
         units authorized, issued and outstanding                               15,820,000          16,534,000
     General partner's equity                                                      243,000             251,000

                                                                        ---------------------------------------
         Total partners' equity                                                 16,063,000          16,785,000

                                                                        ---------------------------------------
                                                                           $    16,297,000     $    16,978,000
                                                                        =======================================

                          See accompanying footnotes.
                                      F-2

                              PS PARTNERS IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000

                                                                        2002                 2001                 2000
                                                                ---------------------------------------------------------------

   REVENUE:

   Rental income                                                    $      320,000       $      327,000       $      319,000
   Interest and other income                                               145,000              177,000              208,000
                                                                ---------------------------------------------------------------
                                                                           465,000              504,000              527,000
                                                                ---------------------------------------------------------------

   COSTS AND EXPENSES:

   Cost of operations                                                      124,000              117,000              117,000
   Management fees                                                          19,000               20,000               20,000
   Depreciation and amortization                                            75,000               76,000               70,000
   Administrative                                                          145,000              154,000              164,000
                                                                ---------------------------------------------------------------
                                                                           363,000              367,000              371,000
                                                                ---------------------------------------------------------------

   Income before equity in earnings of real estate entities                102,000              137,000              156,000
   Equity in earnings of real estate entities                            3,774,000            3,765,000            3,262,000

   NET INCOME                                                       $    3,876,000       $    3,902,000       $    3,418,000
                                                                ===============================================================

   Limited partners' share of net income
        ($26.42, $25.42 and $24.43 per unit in
        2002, 2001 and 2000, respectively)                          $    3,382,000       $    3,254,000       $    3,127,000
   General partners' share of net income                                   494,000              648,000              291,000
                                                              -----------------------------------------------------------------

                                                                    $    3,876,000       $    3,902,000       $   3,418,000
                                                              =================================================================

                          See accompanying footnotes.
                                      F-3

                              PS PARTNERS IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000

                                                                   Limited              General
                                                                   Partners             Partners              Total
                                                             ---------------------------------------------------------------

Balances at December 31, 1999                                  $      17,949,000    $         265,000    $      18,214,000

Net income                                                             3,127,000              291,000            3,418,000

Distributions                                                         (2,317,000)            (283,000)          (2,600,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 2000                                         18,759,000              273,000           19,032,000

Net income                                                             3,254,000              648,000            3,902,000

Distributions                                                         (5,479,000)            (670,000)          (6,149,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 2001                                         16,534,000              251,000           16,785,000

Net income                                                             3,382,000              494,000            3,876,000

Distributions                                                         (4,096,000)            (502,000)          (4,598,000)
                                                             ---------------------------------------------------------------

Balances at December 31, 2002                                   $     15,820,000     $        243,000     $     16,063,000
                                                             ===============================================================

                          See accompanying footnotes.

                              PS PARTNERS IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000

                                                                          2002                2001                2000
                                                                   -----------------------------------------------------------

    Cash flows from operating activities:

         Net income                                                   $     3,876,000     $     3,902,000     $     3,418,000

         Adjustments to reconcile net income to net cash provided by operating activities

            Depreciation and amortization                                      75,000              76,000              70,000
            Increase in rent and other receivables                             (7,000)            (53,000)                  -
            (Increase) decrease in other assets                               (27,000)              1,000                   -
            Increase (decrease) in accounts payable                            36,000              49,000             (44,000)
            Increase (decrease) in advance payments from renters                5,000              (5,000)              3,000
            Equity in earnings of real estate entities                     (3,774,000)         (3,765,000)         (3,262,000)
                                                                   -----------------------------------------------------------

            Total adjustments                                              (3,692,000)         (3,697,000)         (3,233,000)
                                                                   -----------------------------------------------------------

               Net cash provided by operating activities                      184,000             205,000             185,000
                                                                   -----------------------------------------------------------

    Cash flows provided by investing activities:

            Distributions from real estate entities                         4,136,000           3,963,000           3,840,000
            Additions to real estate facility                                 (17,000)             (5,000)            (35,000)
                                                                   -----------------------------------------------------------

               Net cash provided by investing activities                    4,119,000           3,958,000           3,805,000
                                                                   -----------------------------------------------------------

    Cash flows used in financing activities:

            Distributions to partners                                      (4,598,000)         (6,149,000)         (2,600,000)
                                                                   -----------------------------------------------------------

               Net cash used in financing activities                       (4,598,000)         (6,149,000)         (2,600,000)
                                                                   -----------------------------------------------------------

    Net (decrease) increase in cash and cash equivalents                     (295,000)         (1,986,000)          1,390,000

    Cash and cash equivalents at the beginning of the period                1,741,000           3,727,000           2,337,000
                                                                   -----------------------------------------------------------

Cash and cash equivalents at the end of the period                 $     1,446,000     $     1,741,000    $     2,337,000
                                                                   ===========================================================

                          See accompanying footnotes.

                              PS PARTNERS IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



1.       Description of Partnership

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

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's rights to receive cash flow distributions from the partnership for any year after the first year of operation are subordinated to cash distributions to the Partnership equal to a cumulative annual 7% of its cash investment (not compounded). These agreements also specify that upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to the Partnership of the amount of its cash investment and the 7% distribution described above.

         Mini-Warehouse Facilities
         -------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2002 and 2001 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $13,000, $14,000 and $3,000 in 2002, 2001 and 2000, respectively, are expensed as incurred.

         Allocation of Net Income or Loss
         --------------------------------

                  The General Partners' share of net income or loss consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 5) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income or loss is allocated to the limited partners.

         Per Unit Data
         -------------

                  Per unit data is based on the number of limited partnership units (128,000) outstanding during the year.

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per unit were $32.00, $42.80 and $18.10 for 2002, 2001 and 2000, respectively.

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

         Impairment of long-lived assets
         -------------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                  Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 20, 2003, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2002, that would have a material impact upon the operations of the Joint Venture.

3.       Real Estate Facilities

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

4.       Investment in Real Estate Entities

                 During 2002, 2001 and 2000, the Partnership recognized earnings from the Real Estate Entities of $3,774,000, $3,765,000 and $3,262,000,
         respectively, and received cash distributions totaling $4,136,000, $3,963,000 and $3,840,000, respectively from the Real Estate Entities. Equity in earnings for 2002 and 2000 includes $112,000 and $108,000, respectively, representing the Partnership's share of a gain on sale of real estate investments recorded by PSBPLP.

                  The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                              For the Year Ended December 31,
                                                             -----------------------------------
                                                                  2002                 2001
                                                             ---------------     ---------------
                                                                (Amount in thousands)
 For the year ended December 31,
 ------------------------------
   Total revenue........................................      $      215,541     $      179,635
   Gain on real estate investments......................               8,164                  8
   Cost of operations and other expenses................             (68,759)           (54,605)
   Depreciation and amortization........................             (60,258)           (42,258)
   Discontinued operations..............................               1,296              1,395
   Minority interest....................................             (32,170)           (27,489)
                                                             ---------------     ---------------
   Net income.........................................        $       63,814     $       56,686
                                                             ===============     ===============

 At December 31,
 ---------------
   Total assets (primarily real estate).................      $    1,208,431     $    1,223,031
   Total debt...........................................              70,279            165,145
   Other liabilities....................................              37,969             46,201
   Total  minority interests............................             385,219            359,891
   Total equity.........................................             714,964            651,794


                 The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 2002 and at December 31, 2001, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 2001 and 2002.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 2002, in Item 15. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       General Partners' Equity

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

6.       Related Party Transactions

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2002, 2001 and
         2000,  the   Partnership   paid  PSI  $19,000,   $20,000  and  $20,000,
         respectively, pursuant to this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP. PSI has a significant economic interest in PSBPLP.

7.       Leases

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

8.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $3,273,000, $5,746,000 and $4,568,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

9.       Partnership Reorganization

                  On December 18, 2002, the Partnership entered into an Agreement and Plan of Reorganization with Public Storage, Inc. (NYSE:PSA). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public will be converted into the right to receive a value of $442 in PSA common stock or, at the limited partner's election, in cash. The transaction is expected to close in the second quarter of 2003 (unaudited).

10.      Supplementary Quarterly Financial Data (Unaudited)

                                                        Three Months Ended
                              -------------------------------------------------------------------------------
                              March 31, 2002      June 30, 2002     September 30, 2002      December 31, 2002
                              ----------------    --------------    ------------------      -----------------
Rental Income                  $       78,000     $       78,000      $        81,000        $        83,000
Cost of Operations             $       53,000     $       56,000      $        56,000        $        53,000
Net Income                     $    1,052,000     $      931,000      $       983,000        $       910,000
 Net Income Per Unit           $         7.44     $         6.51      $          6.13        $          6.34


                                                        Three Months Ended
                              -------------------------------------------------------------------------------
                              March 31, 2001      June 30, 2001     September 30, 2001      December 31, 2001
                              ----------------    --------------    ------------------      -----------------
Rental Income                  $       80,000     $       79,000      $        87,000        $        81,000
Cost of Operations             $       52,000     $       53,000      $        57,000        $        51,000
Net Income                     $      936,000     $      982,000      $       942,000        $     1,042,000
 Net Income Per Unit           $         6.62     $         4.85      $          6.59        $          7.36

11.      Commitments and Contingencies

                  Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
                  ------------------------------------------------------------

                           The  plaintiffs in this case are suing the Company on
                  behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                           The Company is continuing  to vigorously  contest the
                  claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

                  Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed
                  --------------------------------------------------------------
                  January, 2003)
                  --------------

                           The  plaintiff  in this case filed a suit against the
                  Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

                  Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

                              PS PARTNERS IV, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                        Costs
                                                            Initial Cost             subsequent
                                                  ---------------------------------to acquisition
    Date                                                             Building &      Building &
  Acquired                Description                  Land         Improvement     Improvements
---------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                              $101,000       $1,524,000         $70,000
                                                  =================================================


                                                                       At December 31, 2002
                                                  ----------------------------------------------------------------
    Date                                                             Building &                     Accumulated
  Acquired                Description                  Land         Improvements       Total       Depreciation
------------------------------------------------------------------------------------------------------------------


    7/88       Fort Wayne                              $101,000        $1,594,000     $1,695,000       $937,000
                                                  ================================================================

                              PS PARTNERS IV, LTD.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation

                                                  Years Ended December 31,
                                             -----------------------------------
                                                   2002              2001
                                             -----------------------------------

   Balance at beginning of the period          $   1,678,000     $   1,673,000

   Additions during the period:
        Improvements, etc.                            17,000             5,000
                                             -----------------------------------

   Balance at the close of the period          $   1,695,000     $   1,678,000
                                             ===================================


                     Accumulated Depreciation Reconciliation

                                                   Years Ended December 31,
                                              ----------------------------------
                                                    2002              2001
                                              ----------------------------------


   Balance at beginning of the period          $     862,000     $     786,000

   Additions during the period:
     Depreciation                                     75,000            76,000
                                             -----------------------------------

Balance at the close of the period             $     937,000     $     862,000
                                             ===================================

(B) The aggregate cost of real estate for Federal income tax purposes is $1,249,000 (unaudited).

                         Report of Independent Auditors



The Partners
SEI/PSP IV Joint Ventures


We have audited the balance sheets of the SEI/PSP IV Joint Ventures ("the Joint Venture") as of December 31, 2002 and 2001 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP IV Joint Ventures at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                               ERNST & YOUNG LLP



March 19, 2003
Los Angeles, CA

                            SEI/PSP IV JOINT VENTURES
                                 BALANCE SHEETS
                 For the years ended December 31, 2002 and 2001


                                                                                          2002               2001
                                                                                   --------------------------------------

                                      ASSETS


Cash and cash equivalents                                                             $      242,000      $      243,000

Rent and other receivables                                                                   157,000             340,000

Real estate facilities, at cost:
     Land                                                                                 14,300,000          14,327,000
     Buildings and equipment                                                              49,173,000          48,165,000
                                                                                   --------------------------------------
                                                                                          63,473,000          62,492,000

         Less accumulated depreciation                                                   (34,324,000)        (31,724,000)
                                                                                   --------------------------------------
                                                                                          29,149,000          30,768,000

Investment in real estate entity                                                          21,993,000          21,641,000

Other assets                                                                                  88,000              84,000
                                                                                   --------------------------------------

                                                                                      $   51,629,000      $   53,076,000
                                                                                   ======================================


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                      $      715,000      $      696,000

Advance payments from renters                                                                352,000             317,000

Partners' equity:
     PS Partners IV, Ltd.                                                                 14,002,000          14,364,000
     Public Storage, Inc.                                                                 36,560,000          37,699,000
                                                                                   --------------------------------------

Total partners' equity                                                                    50,562,000          52,063,000
                                                                                   --------------------------------------

                                                                                      $   51,629,000      $   53,076,000
                                                                                   ======================================

                             See accompanying notes

                            SEI/PSP IV JOINT VENTURES
                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000


                                                                         2002              2001              2000
                                                                   ------------------------------------------------------

REVENUE:
Rental income                                                       $    13,137,000   $    13,594,000   $    12,864,000

COSTS AND EXPENSES:

Cost of operations                                                        4,506,000         4,485,000         4,406,000
Management fees                                                             786,000           818,000           773,000
Depreciation and amortization                                             2,600,000         2,578,000         2,482,000
                                                                   ------------------------------------------------------
                                                                          7,892,000         7,881,000         7,661,000
                                                                   ------------------------------------------------------

Income before equity in earnings of real estate entity                    5,245,000         5,713,000         5,203,000
Equity in earnings of real estate entity                                  1,139,000         1,103,000         1,189,000

NET INCOME                                                          $     6,384,000   $     6,816,000   $     6,392,000
                                                                   ======================================================


Partners' share of net income:
          PS Partners IV, Ltd.'s share                              $     3,774,000   $     3,765,000   $     3,262,000
          Public Storage Inc.'s share                                     2,610,000         3,051,000         3,130,000
                                                                   ------------------------------------------------------

                                                                    $     6,384,000   $     6,816,000   $     6,392,000
                                                                   ======================================================

                             See accompanying notes

                            SEI/PSP IV JOINT VENTURES
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000


                                                                   PS Partners        Public Storage
                                                                    IV, Ltd.               Inc.               Total
                                                              -------------------------------------------------------------

Balances at December 31, 1999                                   $     15,140,000      $  39,030,000       $   54,170,000

Net income                                                             3,262,000          3,130,000            6,392,000

Distributions                                                         (3,840,000)        (3,727,000)          (7,567,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2000                                         14,562,000         38,433,000           52,995,000

Net income                                                             3,765,000          3,051,000            6,816,000

Distributions                                                         (3,963,000)        (3,785,000)          (7,748,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2001                                         14,364,000         37,699,000           52,063,000

Net income                                                             3,774,000          2,610,000            6,384,000

Distributions                                                         (4,136,000)        (3,749,000)          (7,885,000)
                                                              -------------------------------------------------------------

Balances at December 31, 2002                                   $     14,002,000      $  36,560,000       $   50,562,000
                                                              =============================================================

                             See accompanying notes
                                      F-18

                            SEI/PSP IV JOINT VENTURES
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000


                                                                              2002            2001            2000
                                                                        -------------------------------------------------

Cash flows from operating activities:

Net income                                                                $   6,384,000    $   6,816,000   $   6,392,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        2,600,000        2,578,000       2,482,000
         Decrease (increase) in rent and other receivables                      183,000         (248,000)        (10,000)
         (Increase) decrease in other assets                                     (4,000)          37,000          (3,000)
         Increase in accounts payable                                            19,000           10,000          21,000
         Increase (decrease) in advance payments from renters                    35,000          (86,000)         (2,000)
         Equity in earnings of real estate entity                            (1,139,000)      (1,103,000)     (1,189,000)
                                                                        -------------------------------------------------

              Total adjustments                                               1,694,000        1,188,000       1,299,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                       8,078,000        8,004,000       7,691,000
                                                                        -------------------------------------------------

Cash flows used in investing activities:

         Distributions from real estate entity                                  787,000          624,000         599,000
         Additions to real estate facilities                                   (981,000)        (957,000)       (683,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                            (194,000)        (333,000)        (84,000)
                                                                        -------------------------------------------------

Cash flows used in financing activities:

         Distributions to partners                                           (7,885,000)      (7,748,000)     (7,567,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                          (7,885,000)      (7,748,000)     (7,567,000)
                                                                        -------------------------------------------------

Net (decrease) increase in cash and cash equivalents                             (1,000)         (77,000)         40,000

Cash and cash equivalents at the beginning of the period                        243,000          320,000         280,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                        $     242,000    $     243,000   $     280,000
                                                                        =================================================

                             See accompanying notes

                            SEI/PSP IV JOINT VENTURES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

         Mini-Warehouse Facilities
         -------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2002 and 2001 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

         Revenue and Expense Recognition
         -------------------------------

                  Property rents are recognized as earned. Advertising costs of $674,000, $751,000 and $589,000 in 2002, 2001 and 2000, respectively, are expensed as incurred.

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

         Impairment of long-lived assets
         -------------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                  Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 20, 2003, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2002, that would have a material impact upon the operations of the Joint Venture.

3.       Real Estate Facilities

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

4.       Investment in real estate entity

                  In  2002,   2001  and  2000,  the  Joint  Venture   recognized
         $1,139,000,  $1,103,000  and  $1,189,000  respectively,  in  equity  in earnings of real estate entities with respect to the investment in PSBPLP, described in Note 3 above. Included in equity in earnings for 2002 and 2000 is $168,000 and $162,000, respectively, representing the Joint Venture's share of PSBPLP's gains on sale of real estate investments.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                              For the Year Ended December 31,
                                                             ----------------------------------
                                                                   2002              2001
                                                             ---------------     --------------
                                                                  (Amount in thousands)
 For the year ended December 31,
 ------------------------------
   Total revenue........................................      $      201,265     $      164,938
   Gain on real estate investments......................               8,164                  8
   Cost of operations and other expenses................             (63,467)           (49,302)
   Depreciation and amortization........................             (57,658)           (39,680)
   Discontinued operations..............................               1,296              1,395
   Minority interest....................................             (32,170)           (27,489)
                                                             ---------------     --------------
     Net income.........................................      $       57,430     $       49,870
                                                             ===============     ==============

 At December 31,
 ---------------
   Total assets (primarily real estate).................      $    1,156,802     $    1,169,955
   Total debt...........................................              70,279            165,145
   Other liabilities....................................              36,902             45,188
   Preferred equity and preferred minority interests....             388,563            318,750
   Common equity........................................             661,058            640,872

             The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 2001 and at December 31, 2002, respectively, as compared to prior periods, is the result of additional properties acquired by PSBLP during 2001 and 2002.

                  PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       Related Party Transactions

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2002, 2001 and 2000, the Partnership paid PSI $786,000, $818,000 and $773,000, respectively, pursuant to this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

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

                  Unaudited taxable net income was $2,322,000, $6,691,000 and $5,072,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

8.       Commitments and Contingencies

                  Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
                  ------------------------------------------------------------

                           The  plaintiffs in this case are suing the Company on
                  behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                           The Company is continuing  to vigorously  contest the
                  claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

                  Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed
                  --------------------------------------------------------------
                  January, 2003)
                  --------------

                           The  plaintiff  in this case filed a suit against the
                  Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

                  Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

                            SEI/PSP IV JOINT VENTURES
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                          Costs
                                                              Initial Cost              Subsequent
                                                    --------------------------------- to acquisition
       Date                                                            Building &       Building &
     Acquired               Description                   Land         Improvement     Improvements
   ---------------------------------------------------------------------------------------------------

4/85          Austin/ S. First                         $778,000      $1,282,000        $394,000
4/85          Cincinnati/ E. Kemper                     232,000       1,573,000         363,000
4/85          Cincinnati/ Colerain                      253,000       1,717,000         438,000
4/85          Florence/ Tanner Lane                     218,000       1,477,000         409,000
5/85          Tacoma/ Phillips Rd.                      396,000       1,204,000         322,000
5/85          Milwaukie/ Mcloughlin II                  458,000         742,000         481,000
7/85          San Diego/ Kearny Mesa Rd                 783,000       1,750,000         416,000
5/85          Manchester/ S. Willow II                  371,000       2,129,000        (110,000)
6/85          N. Hollywood/ Raymer                      967,000         848,000         303,000
7/85          Scottsdale/ 70th St                       632,000       1,368,000         345,000
7/85          Concord/ Hwy 29                           150,000         750,000         461,000
10/85         N. Hollywood/ Whitsett                  1,524,000       2,576,000         443,000
10/85         Portland/ SE 82nd St                      354,000         496,000         342,000
9/85          Madison/ Copps Ave.                       450,000       1,150,000         427,000
9/85          Columbus/ Sinclair                        307,000         893,000         339,000
9/85          Philadelphia/ Tacony St                   118,000       1,782,000         291,000
10/85         Perrysburg/ Helen Dr.                     110,000       1,590,000         (26,000)
10/85         Columbus/ Ambleside                       124,000       1,526,000          22,000
10/85         Indianapolis/ Pike Place                  229,000       1,531,000         305,000
10/85         Indianapolis/ Beach Grove                 198,000       1,342,000         277,000
10/85         Hartford/ Roberts                         219,000       1,481,000         503,000
10/85         Wichita/ S. Rock Rd.                      501,000       1,478,000         243,000
10/85         Wichita/ E. Harry                         313,000       1,050,000          56,000
10/85         Wichita/ S. Woodlawn                      263,000         905,000         114,000
10/85         Wichita/ E. Kellogg                       185,000         658,000         (36,000)
10/85         Wichita/ S. Tyler                         294,000       1,004,000         128,000


                                                                         Gross Carrying Amount
                                                                         At December 31, 2002
                                                    ----------------------------------------------------------------
       Date                                                            Building &                     Accumulated
     Acquired               Description                  Land         Improvements       Total       Depreciation
   -----------------------------------------------------------------------------------------------------------------

4/85          Austin/ S. First                        $778,000       $1,676,000      $2,454,000       $1,184,000
4/85          Cincinnati/ E. Kemper                    232,000        1,936,000       2,168,000        1,349,000
4/85          Cincinnati/ Colerain                     253,000        2,155,000       2,408,000        1,490,000
4/85          Florence/ Tanner Lane                    218,000        1,886,000       2,104,000        1,332,000
5/85          Tacoma/ Phillips Rd.                     396,000        1,526,000       1,922,000        1,064,000
5/85          Milwaukie/ Mcloughlin II                 458,000        1,223,000       1,681,000          861,000
7/85          San Diego/ Kearny Mesa Rd                783,000        2,166,000       2,949,000        1,550,000
5/85          Manchester/ S. Willow II                 371,000        2,019,000       2,390,000        1,419,000
6/85          N. Hollywood/ Raymer                     967,000        1,151,000       2,118,000          831,000
7/85          Scottsdale/ 70th St                      632,000        1,713,000       2,345,000        1,169,000
7/85          Concord/ Hwy 29                          150,000        1,211,000       1,361,000          872,000
10/85         N. Hollywood/ Whitsett                 1,524,000        3,019,000       4,543,000        2,114,000
10/85         Portland/ SE 82nd St                     354,000          838,000       1,192,000          607,000
9/85          Madison/ Copps Ave.                      450,000        1,577,000       2,027,000        1,090,000
9/85          Columbus/ Sinclair                       307,000        1,232,000       1,539,000          834,000
9/85          Philadelphia/ Tacony St                  118,000        2,073,000       2,191,000        1,439,000
10/85         Perrysburg/ Helen Dr.                    110,000        1,564,000       1,674,000        1,075,000
10/85         Columbus/ Ambleside                      124,000        1,548,000       1,672,000        1,028,000
10/85         Indianapolis/ Pike Place                 229,000        1,836,000       2,065,000        1,266,000
10/85         Indianapolis/ Beach Grove                198,000        1,619,000       1,817,000        1,127,000
10/85         Hartford/ Roberts                        219,000        1,984,000       2,203,000        1,351,000
10/85         Wichita/ S. Rock Rd.                     642,000        1,580,000       2,222,000        1,053,000
10/85         Wichita/ E. Harry                        285,000        1,134,000       1,419,000          833,000
10/85         Wichita/ S. Woodlawn                     263,000        1,019,000       1,282,000          705,000
10/85         Wichita/ E. Kellogg                      185,000          622,000         807,000          455,000
10/85         Wichita/ S. Tyler                        294,000        1,132,000       1,426,000          867,000

                                                                                          Costs
                                                              Initial Cost              subsequent
                                                    --------------------------------- to acquisition
       Date                                                            Building &       Building &
     Acquired               Description                   Land         Improvement     Improvements
   --------------------------------------------------------------------------------------------------

10/85         Wichita/ W. Maple                         234,000         805,000         (50,000)
10/85         Wichita/ Carey Lane                       192,000         674,000          23,000
10/85         Wichita/ E. Macarthur                     220,000         775,000         (71,000)
10/85         Joplin/ S. Range Line                     264,000         904,000         195,000
12/85         Milpitas                                1,623,000       1,577,000         363,000
12/85         Pleasanton/ Santa Rita                  1,226,000       2,078,000         462,000
                                                  ---------------------------------------------------

              TOTAL                                 $14,186,000     $41,115,000      $8,172,000
                                                  ===================================================

                                                                         Gross Carrying Amount
                                                                         At December 31, 2002
                                                    ----------------------------------------------------------------
       Date                                                            Building &                     Accumulated
     Acquired               Description                  Land         Improvements       Total       Depreciation
   -----------------------------------------------------------------------------------------------------------------

10/85         Wichita/ W. Maple                        234,000          755,000         989,000          536,000
10/85         Wichita/ Carey Lane                      192,000          697,000         889,000          496,000
10/85         Wichita/ E. Macarthur                    220,000          704,000         924,000          500,000
10/85         Joplin/ S. Range Line                    264,000        1,099,000       1,363,000          737,000
12/85         Milpitas                               1,623,000        1,940,000       3,563,000        1,353,000
12/85         Pleasanton/ Santa Rita                 1,227,000        2,539,000       3,766,000        1,737,000
                                                  ------------------------------------------------------------------

              TOTAL                                 14,300,000      $49,173,000     $63,473,000      $34,324,000
                                                  ==================================================================

                            SEI/PSP IV JOINT VENTURES
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       Gross Carrying Cost Reconciliation

                                                   Years Ended December 31,
                                               ---------------------------------
                                                    2002             2001
                                               ---------------------------------

Balance at beginning of the period              $  62,492,000   $  61,535,000

Additions during the period:
     Improvements, etc.                               981,000         957,000
                                               ---------------------------------

Balance at the close of the period              $  63,473,000   $  62,492,000
                                               =================================


                     Accumulated Depreciation Reconciliation

                                                   Years Ended December 31,
                                               ---------------------------------
                                                    2002             2001
                                               ---------------------------------

Balance at beginning of the period              $  31,724,000   $  29,146,000

Additions during the period:
     Depreciation                                   2,600,000       2,578,000
                                               ---------------------------------

Balance at the close of the period              $  34,324,000   $  31,724,000
                                               =================================

(B) The aggregate cost of real estate for Federal income tax purposes is $55,326,000 (unaudited).